Form 10KSB
period 2000-12-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2001-03-30
CIK 1123836

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended December 31, 2000.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (Name of Small Business Issuer)

             State or Other Jurisdiction of Incorporation: Delaware

                   IRS Employer Identification No.: 06-1579927


119 west 23rd Street, Suite 508, New York, New York                     10011
(Address of Principal Executive Offices)                             (Zip Code)

                                 (212) 741-8934
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                                                 Name of Each Exchange
            Title of Each Class                  on Which Registered
            -------------------                  ---------------------
                Common Stock,                            None
                par value $.001


13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is N/A as the securities are not publicly traded.

The number of shares outstanding of Registrant's common stock, as of March 28, 2001, is 17,000,000.

                                     PART I

Item 1. Description of Business

General Development of Business

     The Company was incorporated on April 24, 2000. It is engaged in the business of diamond exploration in Canada. Other than contracting with a third party to conduct exploration and gather data on its behalf, the Company has conducted no operations to date and does not expect to receive any revenues for at least two years. During these two years the Company plans to concentrate its efforts on exploration and data gathering. Because the Company is an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of its properties. Further exploration will be required before the economic and legal feasibility of developing the properties can be determined.

     The Company signed an Acquisition Agreement on September 12, 2000 (the "Acquisition Agreement") with Messrs. Peter Ferderber and Stanley G. Hawkins and Tandem Resources Ltd., a Canadian mineral exploration company of which Mr. Hawkins is the President, to acquire certain mineral exploration permits covering property in the Torngat fields on the east coast of Ungava Bay in Northern Quebec, Canada, which the Company believes contains kimberlite, an igneous rock that occasionally contains tiny to extremely tiny diamonds, and on very rare occasions contains industrial or gem quality diamonds. The Company recently discovered micro diamonds in samples taken from one of the properties and has contracted with Prospecting Geophysics Ltd. to conduct surveys and exploration on this property.

Description of Business

     The Company is engaged in the exploration of properties with mineral resources whose initial focus will be in the Torngat fields in Quebec, Canada. The Company has acquired certain exploration permits covering properties in that area.

     The Company entered into the Acquisition Agreement to purchase from Messrs. Peter Ferderber and Stanley G. Hawkins mineral exploration permits covering
469.05 square kilometers in northwest Quebec, Canada, on the eastern shore of Ungava Bay. The Company believes, based upon an analysis of and samples taken from the properties, that the properties contain kimberlite. The Company has obtained a Progress Report, dated August 29, 2000 by Prospecting Geophysics Ltd., Ontario, Canada, which supports these beliefs. Mr. Ferderber is the President of Prospecting Geophysics Ltd.

Acquisition Agreement

     As consideration for the acquisition of these permits, the Company has issued 1,000,000 shares of its common stock to each of Messrs. Ferderber and Hawkins and has paid $35,000 Canadian to Mr. Hawkins and $25,000 Canadian to Mr. Ferderber. The total consideration had a fair value in U.S. Dollars of $90,540.

     Tandem Resources Ltd., a Canadian domiciled company listed on the Montreal stock exchange (TDM-ME), which is owned by Mr. Hawkins, has received an option to purchase 40% of the mineral rights conditioned on (i) the Company expending $5,000,000 Canadian on exploration of the property; (ii) Tandem paying the Company $2,000,000 Canadian; and (iii) the Company and Tandem entering into a joint venture agreement to operate the property within 60 days of the Company demonstrating expenditure of $5,000,000 Canadian on exploration of the property. In addition, the Company will have twenty-one (21) days from the date it notifies Tandem that it has expended $5,000,000 Canadian on exploration, to negotiate a financing agreement with Tandem to provide Tandem with the $2,000,000 Canadian required to exercise the option. Should no agreement be reached in the twenty-one (21) day period, the Company's right to provide this financing shall expire. Also, upon the closing of the Acquisition Agreement, the Company assigned to Messrs. Ferderber and Hawkins a one (1%) percent interest in the "Net Smelter Returns" of the property one-half of which is payable over the first $50,000,000 Canadian in revenues from the property. The interest in these "Net Smelter Returns" terminates once Messrs. Ferderber and Hawkins have received, in the aggregate, $10,000,000 Canadian. Net Smelter Returns are determined by the net amount of money received from the sale of ore, or ore concentrates or other products from the property to a smelter or other ore buyer.

     Mr. Ferderber is the record owner of the property covered by the permits, which he has transferred to the Company. Mr. Ferderber executed an agreement with the Company, as of June 20, 2000, which transferred the right to explore the properties covered by the permits to the Company. This agreement was incorporated into the Acquisition Agreement.

     Such permits expire at dates ranging from October 17, 2004 to March 30, 2005. These permits, once expired, may be renewed for an additional five years at an annual licence fee of $75 Canadian per square kilometer. The Company has obtained the opinion of Lavery, de Billy, Baristers and Solicitors of Montreal, Canada, dated July 10, 2000, that Mr. Ferderber is the record owner of the permits under the Mining Act of Quebec and that the permits are in good standing as of June 21, 2000. The opinion further states that at the date of examination, there were no liens, charges or encumbrances registered against any of the permits.

     The Company, in conjunction with Messrs. Ferderber and Hawkins, intends to explore the properties from early stage exploration through completion of the exploration phase. Prior to any decision to develop the properties, a diamond deposit must be assessed to determine the total tonnage of diamond bearing material, the average grade of the rock, the estimated size distribution of the diamonds in the deposit and the average value per carat of the diamonds. Gathering this data usually takes at least two years. At that time, the Company will evaluate whether, and if so how, to proceed.

Exploration Program

     The Company has no independent exploration capabilities and has hired Prospecting Geophysics Ltd. to perform all exploration activities. Mr. Peter Ferderber is the President of Prospecting Geophysics. Pursuant to its agreement with Prospecting Geophysics Ltd., the Company pays an hourly rate for the services of Mr. Ferderber and his staff as well as reimbursement for expenses, including equipment, transportation, lodging and meals.

     Over the next two years, during its exploration phase, the Company intends to continue to retain Prospecting Geophysics Ltd. to commission crews of workers who will gather samples of rock from the properties and transport the samples to a facility where they can be tested for properties which tend to indicate the presence of diamonds. At the end of the two years of exploration, the Company will seek either a joint venture partner or a senior partner that will undertake the exploration of the properties. However, there is a substantial risk that no commercially viable diamond deposit will be found. If so, the Company is likely to have difficulty finding any partners to undertake further exploration.

     The Company has established camp sites for the workers at the location of the properties in order to decrease the costs of lodging. In addition, the Company plans to use commercial supply boats, rather than commissioning private boats, to transport the rock samples. Because the properties are only accessible by air, the Company plans to rent helicopters as well as fixed wing aircraft known as "beavers" to transport workers and samples to and from the properties.

     The Company has begun its early stage exploration activities and has gathered samples from one of the properties for analysis. An exploration team of eight men has been gathering samples and data at this property for several months. The samples are taken from dykes or "pipes" containing kimberlite. These samples were analyzed by Lakefield Research Limited of Ontario, an independent laboratory, which uses caustic dissolution to extract the diamonds from the samples. Lakefield Research Limited issued reports dated September 26, 2000 and September 27, 2000 on two samples, one of which indicates that out of a 24.65 kilogram sample, two diamonds were found weighing 0.015 carats in the aggregate. The second sample of 30.22 kilograms yielded eight diamonds with a total weight of 0.001 carats.

     During the second phase of its exploration stage, the Company, through Prospecting Geophysics, plans to find the extent of the kimberlite dykes that were located in phase one and to gather larger mini-bulk and bulk samples. These next samples are expected to be up to 2,000 lbs. This should enable the Company to test for larger, and potentially more marketable diamonds which may or may not exist in the dykes. There is a substantial risk that the Company will not find such diamonds. Prospecting Geophysics will attempt to locate additional kimberlite dykes and pipes and sample them as well. In addition, it will conduct further geochemistry tests to locate underground dykes which are not visible at the surface and magnetic surveys to trace them. This phase is scheduled to begin April 15, 2001 since inclement weather necessitates suspension of exploration during the winter months.

     Prospecting Geophysics identifies specific targets in kimberlite dykes by examining maps of the area and by air using an airborne magnetometer. From the air, the magnetometer detects magnetic properties in the rock below. The data from the magnetometer can be analyzed and used to focus the sample gathering process on areas of higher magnetism.

     At the present time, the Company does not hold any interest in a mineral property that is in production. The Company's viability and potential success lie in its ability to develop, exploit and generate revenue from the properties. There can be no assurance that such revenues will be obtained. The exploration of mineral deposits involves significant financial risks over a long period of time which even a combination of careful evaluations, experience and knowledge may not eliminate. It is impossible to ensure that the current or proposed exploration programs on the exploration permits will be profitable or successful. The inability of the Company to locate a viable diamond deposit on the properties will have a material adverse effect on its operations and could result in a total loss of its business. The Company believes that the typical cost to locate a diamond deposit can range from five million to fifteen million dollars.

     The exploration operations of the Company are subject to all of the hazards and risks normally incident to exploration, any of which could result in damage to life or property, environmental damage and possible legal liability for any or all damages. The activities of the Company may be subject to prolonged disruptions due to weather conditions surrounding the location of properties over which the Company has permits. Difficulties, such as an unusual or unexpected rock formation encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of samples and data and could delay the Company's exploration program. While the Company may obtain insurance against certain risks in such amounts as it considers adequate, the nature of these risks are such that liabilities could exceed policy limits or be excluded from coverage. There is no assurance that the Company will obtain insurance. There are also risks against which the Company cannot insure or against which it may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting the future earnings and competitive position of the Company and, potentially, its financial position.

Kimberlites and Diamonds in Northern Quebec

     It has long been established that diamondiferous kimberlites are concentrated on the cratons of the Superior Province half of which is located in Northern Quebec. Moorhead, et al Kimberlites and Diamonds in Northern Quebec. Four separate kimberlite fields, the Temiscamingue, Desmaraisville, Otish and Torngat fields, are located in Quebec.

         In mid 1999 Messrs. Ferderber and Hawkins staked 469.05 square kilometers in the Torngat fields. The Torngat fields are composed of a central plateau about 400 meters above sea level and is broken by steep-sided gorges and fjords along the coast. The largest of these features, Alluviaq Fjord, bisects the property covered by the permits.

         Several dikes in the area are well exposed sub-vertical features in Alluviaq Fjord and display horizontal and vertical continuity. These traits result from rock being pushed up from below the surface into a continuous vertical position against other horizontal rock. Geologists usually identify these rock formations as strong targets for the presence of diamonds.

Competition

         The mineral exploration business is competitive in all of its phases. The Company expects to compete with numerous other exploration companies and individuals, including competitors with greater financial, technical and other resources than the Company, for resources required for exploration. Their greater resources will likely position these competitors to conduct exploration within a shorter time frame than the Company.

Government Regulation and Licensing

         The operations of the Company require licenses and permits from various governmental authorities. The Company believes that it presently holds all necessary licenses and permits required to carry on with its intended activities under applicable laws and regulations and the Company believes it is presently complying in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in regulations and in various operating circumstances. The Company may not be able to obtain all necessary licenses and permits required to carry out exploration.

         The Company is currently subject to environmental regulation under the Environmental Act (Quebec), the Mining Act (Quebec) and the Forest Act (Quebec). Management believes the Company is in compliance with all of these acts. Moreover, the Company believes that an environmental impact of its exploration activities will be minimal. To the extent that the Company removes large amounts of rock or soil from the properties, it will likely have to replace such rock or soil and remediate any environmental disruption caused by its activities. It is impossible to assess with any certainty the cost of such replacement or remediation or the potential liability the Company would face if it were found to have violated one or more of these acts.

         The Company has obtained the opinion of Lavery, de Billy, Barristers and Solicitors of Montreal, Canada, dated July 10, 2000, that Mr. Ferderber was the record owner of the Mining Exploration Permits pertaining to the properties under the Mining Act of Quebec and that the permits were in good standing as of June 21, 2000. The opinion further states that at the date of examination, there were no liens, charges or encumbrances registered against any of the permits. However, the opinion disclaims any physical verification of the location of the properties covered by the permits and states that no survey of the area covered by the permits was conducted.

Seasonality

         Due to inclement weather in the Northwest Territories during the period from November to March, there can be no exploration during these months.

Employees

         The Company does not currently have any full time employees. Mr. Teodosio V. Pangia and Mr. Thomas Franzone, both of whom are executive officers, are both part time employees. On August 14, 2000, the Company entered into a prospecting and survey agreement with Prospecting Geophysics Ltd. to act as the on-site project manager. Peter Ferderber is the President of Prospecting Geophysics Ltd. and will act as a consultant for the Company. Prospecting Geophysics Ltd. has four full time employees and contracts with other personnel on an as needed basis.

Currency Fluctuation

         The Company's currency fluctuation exposure is primarily to the Canadian dollar as the properties are located in the Ungava Bay area in Northern Quebec. Such fluctuations may materially affect the Company's financial position and results of operations.

         References to the dollar in this Form 10-KSB are to US dollars, and "Canadian" appears after references to Canadian dollars. Unless otherwise stated, the translations of US dollars into Canadian dollars and vice versa have been made at the average rate for the year indicated.

Item 2. Description of Property

         The Company does not own real property nor does it hold any lease or other real property interest except for the exploration permits it has acquired pursuant to the Acquisition Agreement as described under "Description of Business."

         The Company has entered into a Prospecting and Survey Agreement with Prospecting Geophysics Ltd. to act as on-site project manager for the Company's exploration activities.

         The following information is provided in compliance with "Guide 7 of Industry Guides Under the Securities Act and the Exchange Act" for small business issuers engaged or to be engaged in significant mining operations:

         (1) The permits acquired by the Company in the Acquisition Agreement cover 469.05 square kilometers of properties in northwest Quebec, Canada, on the eastern shore of Ungava Bay. With the exception of the five(5) month period from November to March in which there is inclement weather in the area surrounding the properties, there is nothing preventing access to the properties. However, hazardous weather conditions could prevent the Company from accessing the properties in other months as well. The properties are only accessible by air via a helicopter or by boat. There are no roads that permit direct access to the properties.

          (2) Pursuant to the an agreement between Peter Ferderber and the Company, Peter Ferderber has transferred to the Company six (6) permits for the properties. Further, pursuant to the Acquisition Agreement, in consideration for the permits, the Company has issued 1,000,000 shares of its common stock to Mr. Ferderber and has paid him $25,000 Canadian, and at Mr. Ferderber's request, 1,000,000 shares and $35,000 Canadian to Stanley G. Hawkins. The total consideration had a fair value of $90,540. The Company has obtained the opinion of Lavery, de Billy, Barristers and Solicitors of Montreal, Canada dated July 10, 2000, that Mr. Ferderber was the record owner of the permits under the Mining Act of Quebec and that the permits were in good standing as of June 21, 2000.

         (3) To the knowledge of the Company, Messrs. Ferderber and Hawkins staked the 469.05 square kilometer property in the Torngat fields in northwest Quebec, Canada, on the eastern shore of Ungava Bay in 1999, and there were no previous owners, operators, or operations on the property.

         (4) (i) Although there can be no assurance of successful diamond development, initial progress reports of the property have indicated that there are micro diamonds on the property. A 24.65 kilogram sample taken from the property, has yielded two diamonds weighing 0.015 carats and a 30.22 kilogram sample has yielded eight diamonds weighing 0.001 carats.

Geology

         The Torngat Property, where the properties for which the Company has mineral permits is located, lies within the Torngat mountain province. The crust in the province is thickened because two continental plates were pushed, more than a billion years ago, one on top of the other.

         The predominant rock type on the properties are the Tasiuyak Gneiss, a northwest trending belt of gneisses rock. The gneisses are considered to be altered sedimentary rocks.

       The rocks of the Torngat mountain province strike northwest-southeast within the Torngat property. Cross-cutting the gneisses, there are a number of kimberlite dykes. The individual dykes are dark green and generally coarse grained across most of their width.

       The properties are in a location over an early Precambrian bedrock segments which is bedrock dating back to the earliest era of geological history, called an "Archon." An Archon is an immobile segment of the earth's crust exceeding 1.5 billion years in age. Kimberlite, a form of igneous rock, is widely regarded as the main source for diamonds, and is reported from postulated Archon called the "Baltic Shield". Only in the past decade have diamond explorers recognized that these Baltic Shield rocks are potentially viable for diamonds.

         The property is without known reserves and the proposed program of the Company is exploratory in nature. Exploration for diamonds on the properties began because the formation and layout of the rocks on the properties indicated that some of the rocks had been pushed up through the earth's crust. This is initially identified by geologists from the age and shape of the rocks. When these different or unexpected rock formations appear, geologist then consider the area surrounding these rocks as strong targets for exploration for diamonds. This is because, geologists believe, as the rocks are pushing up through the earth's surface from great depths, the rocks travel through diamond fields located below the earth's surface and therefore rocks containing diamonds are forced to the surface.

         Rocks containing these characteristics were identified on the properties covered by the Company's mineral permits. Once these rocks were identified, the Company then conducted a magnetometer survey. The magnetometer is a small electronic device used by geologists to survey the land for areas of high magnetism. This can be used in the air or on the ground. This test is conducted because, when the rocks are being pushed through the earth's surface (as described above), in addition to bringing rocks containing diamonds, iron from below the Earth's surface is also forced to the surface. The magnetometer reads the surface of the Earth for any magnetism created by the iron upon the belief that if a particular property contains a high concentration of iron that was forced up from below the earth's surface, the property may also contain diamonds that have been similarly forced up to the surface.

         An airborne magnetometer survey was conducted over the properties for which the Company has mineral permits, and six(6) magnetic dykes were discovered. This indicated to the Company that these properties were potentially a source for diamonds. In addition, samples of rock taken from the properties have yielded small diamonds.

         The Company has hired Prospecting Geophysics Ltd. to conduct these exploration procedures. Mr. Peter Ferderber is the President of Prospecting Geophysics Ltd. Mr. Ferderber has over forty years of experience in mining exploration. Prospecting Geophysics Ltd. plans to conduct the exploration of the property which is expected to last for the next two years. The first phase involved identifying areas on the property from which to take samples and gathering small samples from the properties for analysis. This analysis to date has demonstrated the presence of 10 micro diamonds in two samples taken. Once the analysis of the phase one samples and data is completed, and if the samples show more positive results, the second phase of the exploration will begin. The second phase involves determining the extent of any kimberlite dykes that were located in phase one and to gather mini-bulk and bulk samples. These samples are expected to be up to 2,000 lbs. This will enable the Company to determine if there are larger and more marketable diamonds on the properties. The second phase is scheduled to begin April 15, 2001.

       (5) In the Quebec sector of the Torngat belt, roughly fifteen dykes have been mapped. These dykes occupy fractures oriented at an approximately right angle to the country rocks, suggesting tensions opened up by later scale folding. Two of these dykes on an adjacent property have been sampled, confirming the presence of diamonds. However, to date, no proven reserves have been established and there can be no assurance that any such reserves will ever exist.


Item 3. Legal Proceedings

         The Company is not party to any material pending legal proceedings and has no knowledge that any such proceedings are threatened.


Item 4. Submission of Matters to a Vote of Security Holders

         During the fourth quarter of calendar year 2000, no matters were submitted to a vote of the security holders of the Registrant.


                                    PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

         The Company plans to list its securities for trading on the OTC Bulletin Board and in the over-the-counter market "pink sheets". To date, there has been no trading market for the Company's securities.

         Of the Company's 17,000,000 issued and outstanding shares of common stock, 7,000,000 shares are considered "restricted securities" and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Act unless registered under the Act. The 10,000,000 shares sold to Louis Lilling were sold in reliance upon the exemption provided by New Jersey law, N.J.S.A. 49:3-50, and must be held by Mr. Lilling for a period of twelve months, except if resold pursuant to a registration statement effective under N.J.S.A. 49:3:61, 61.1, an exemption under the uniform securities law (1997), N.J.S.A. 49:3-47 or to an accredited investor pursuant to an exemption available under N.J.S.A. 49:3:50.

         Holders

         As of March 28, 2001, the number of holders of record of common stock, was sixteen (16).

         Dividend Policy

         The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, the Company's financial condition, capital requirements and business condition.

         The Company is prohibited from paying cash dividends on the common stock until any issued and outstanding preferred stock is converted into common stock. There was no outstanding preferred stock at December 31, 2000.

         The following paragraphs set forth certain information with respect to all securities sold by the Company within the last three years without registration under the Act. The information includes the names of the purchasers, the date of issuance, the title and number of securities sold and the consideration received by the Company for the issuance of these shares.

         On May 1, 2000, the Company sold 4,850,000 shares of its common stock for $.001 per share to the following persons in the amount indicated opposite each person's name:

         TVP Capital Corp.                  3,475,000
         Tom Franzone                         275,000
         Vasilik Kalantzkos                   100,000
         Tunku Mudzaffar Bin Tunku            250,000
         Mustapha Romeo Dibatista Sr.         250,000
         JJAB, LLC                            500,000

         These shares were sold pursuant to Section 4(2) of the Act and were not issued in connection with any public offering. Teodosio V. Pangia is the sole shareholder of TVP Capital Corp. Tom Franzone is the Treasurer of the Company. The Company issued 150,000 shares of common stock to Bondy & Schloss LLP, as payment for legal services valued at $3,750. Bondy & Schloss LLP is legal counsel to the Company.

         On May 20, 2000, the Company, pursuant to a private offering, issued 10,000,000 shares of its common stock to Mr. Louis Lilling for $250,000. Mr. Lilling paid $25,000 of the purchase price of these shares in cash and the remainder in the form of a promissory note. These shares were issued pursuant to Rule 504 of Regulation D of the Securities Act and were not issued in connection with any public offering. All amounts refer to U.S. dollars. There were no underwriting commissions in connection with the private offering.

         Pursuant to the Acquisition Agreement dated September 12, 2000, the Company issued 1,000,000 shares of its common stock to each of Messrs. Ferderber and Hawkins in consideration for the acquisition of the Claims.

These shares were sold pursuant to Section 4(2) of the Act and were not issued in connection with any public offering.


Item 6. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 7 below.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to whether a commercially viable diamond deposit will be found; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.


OVERVIEW

Plan of Operation

      The Company was incorporated in April of 2000, and does not have any significant operating history or financial results. The Company has only recently begun its early stage exploration activities, including gathering samples from one of the properties for analysis, building an infrastructure and filing a Registration statement on Form 10-SB with the Securities and Exchange Commission. As a result, for the period from April 24, 2000 (date of inception) to December 31, 2000, the Company incurred approximately $599,000 and $115,000 in exploration costs and general and administrative expenses, respectively. Thereby incurring a net loss of approximately $714,000 or $(.05) per share based on 14,840,637 weighted average shares outstanding. Through December 31, 2000 the Company has relied on advances of approximately $272,000 from its principal stockholders, trade payables of approximately $388,000, and proceeds of approximately $30,000 from the sale of common stock to support its limited operations. As of December 31, 2000, the Company had approximately $16,000 of cash. The Company seeks additional equity or debt financing of up to $1,200,000 which it plans to use for the second phase of its exploration program to be conducted through 2001. If the Company does not get sufficient financing, it may not be able to continue as a going concern and it may have to curtail or terminate its operations and liquidate its business (see Note 1 to financial statements).

     The Company's business plan for the year 2001 will consist of further exploration on the properties over which it holds the mineral exploration permits as well as preliminary marketing efforts. The Company intends to continue retaining Prospecting Geophysics Ltd. to analyze the results of phase one of its exploration program, to find the extent of the kimberlite dykes that were located in phase one and to gather larger mini-bulk and bulk samples. These next samples are expected to be up to 2,000 lbs. Prospecting Geophysics, Ltd will attempt to locate additional kimberlyte dykes and pipes and sample them as well. In addition, it will conduct further geochemistry tests to locate underground dykes which are not visible at the surface and magnetic surveys to trace them. This phase is scheduled to begin April 15, 2001 since inclement weather necessitates suspension of exploration during the winter months.

     The Company after consulting with Prospecting Geophysics Ltd., estimates that it will require approximately $1,200,000 to conduct its exploration program through 2001. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, transportation of workers to and from the work sites, fuel and fuel transport, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. The Company plans to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S. If the Company is unable to raise this amount, it could have a material adverse effect on the business of the Company and will likely cause the exploration program to proceed on a reduced scale, if at all. The Company has to date relied on a small number of investors to provide it with financing for the commencement of its exploration program, including TVP Capital Corp., a principal stockholder of the Company. Amounts owed to these individuals are payable upon demand.

     The Company does not expect to make any direct expenditures to purchase any equipment as all equipment necessary will be provided by Prospecting Geophysics Ltd. pursuant to the Prospecting and Survey Agreement dated November 14, 2000. However, the Company will reimburse Prospecting Geophysics, Ltd for all of its out of pocket expenses including equipment rental.

     The Company now employs two individuals on a part time basis, both of whom are executive officers of the Company. The Company does not expect any significant changes in the number of employees within the next twelve months.

Item 7.  Financial Statements

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)


                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     15

BALANCE SHEET
     DECEMBER 31, 2000                                                       16

STATEMENT OF OPERATIONS
     PERIOD FROM APRIL 24, 2000 (DATE OF INCEPTION)
     TO DECEMBER 31, 2000                                                    17

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     PERIOD FROM APRIL 24, 2000 (DATE OF INCEPTION)
     TO DECEMBER 31, 2000                                                    18

STATEMENT OF CASH FLOWS
     PERIOD FROM APRIL 24, 2000 (DATE OF INCEPTION)
     TO DECEMBER 31, 2000                                                    19

NOTES TO FINANCIAL STATEMENTS                                              20-24


                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Diamond Discoveries International Corp.


We have audited the accompanying balance sheet of DIAMOND DISCOVERIES INTERNATIONAL CORP. (An Exploration Stage Company) as of December 31, 2000, and the related statements of operations, changes in stockholders' deficiency and cash flows for the period from April 24, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Discoveries International Corp. as of December 31, 2000, and its results of operations and cash flows for the period from April 24, 2000 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company had not generated any revenues from its operations, and it had working capital and stockholders' deficiencies, as of December 31, 2000. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                        J.H. Cohn LLP

Roseland, New Jersey
March 20, 2001

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS

Current assets:
     Cash                                                              $  16,024
     Accrued interest                                                     13,800
                                                                       ---------

          Total                                                        $  29,824
                                                                       =========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
     Accounts payable                                                  $ 388,069
     Advances from stockholders                                          271,771
                                                                       ---------
          Total liabilities                                              659,840
                                                                       ---------

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 20,000,000 shares
       authorized; none issued                                              -
    Common stock, par value $.001 per share; 80,000,000 shares
       authorized; 17,000,000 shares issued and outstanding               17,000
    Additional paid-in capital                                           291,600
    Stock subscription receivable                                       (225,000)
    Deficit accumulated during the exploration stage                    (713,616)
                                                                       ---------
          Total stockholders' deficiency                                (630,016)
                                                                       ---------
          Total                                                        $  29,824
                                                                       =========


See Notes to Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS
                 PERIOD FROM APRIL 24, 2000 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000





Revenues                                                        $       --
                                                                ------------

Operating expenses:
     Exploration costs - Prospecting Geophysics Ltd.                 598,532
     General and administrative expenses                             115,084
                                                                ------------
        Total                                                        713,616
                                                                ------------



Net loss                                                        $   (713,616)
                                                                ============

Basic net loss per common share                                 $       (.05)
                                                                ============

Basic weighted average common shares outstanding                  14,840,637
                                                                ============


See Notes to Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 PERIOD FROM APRIL 24, 2000 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000


                                                                                                             Deficit
                                                                                                           Accumulated
                                  Preferred Stock           Common Stock         Additional     Stock      During the
                              ----------------------    ---------------------      Paid-in   Subscription  Exploration
                                Shares        Amount      Shares       Amount      Capital    Receivable      Stage        Total
                              ----------     -------    ----------    -------    ----------  ------------  -----------   ---------
Issuance of shares to
  founders effective as
  of April 24, 2000                 --       $  --       4,850,000    $ 4,850                                            $   4,850

Issuance of shares as
  payment for legal
  services                                                 150,000        150     $  3,600                                   3,750

Issuance of shares in
  connection with
  acquisition of
  mineral permits                                        2,000,000      2,000       48,000                                  50,000

Subscription for purchase
  of 10,000,000 shares                                  10,000,000     10,000      240,000    $(225,000)                    25,000

Net loss                                                                                                    $(713,616)    (713,616)
                              ----------     -------    ----------    -------     --------    ---------     ---------    ---------
Balance, December 31, 2000          --       $  --      17,000,000    $17,000     $291,600    $(225,000)    $(713,616)   $(630,016)
                              ==========     =======    ==========    =======     ========    =========     =========    =========

See Notes to Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                 PERIOD FROM APRIL 24, 2000 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000


Operating activities:
     Net loss                                                                  $(713,616)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Costs of services paid through issuance of common stock                    3,750
        Cost of mineral permits paid through the issuance of common stock         50,000
        Changes in operating liabilities:
           Accounts payable                                                      388,069
           Accrued interest                                                      (13,800)
                                                                               ---------
               Net cash used in operating activities                            (285,597)
                                                                               ---------

Financing activities:
     Advances from stockholders                                                  271,771
     Proceeds from sale of common stock                                           29,850
                                                                               ---------
               Net cash provided by financing activities                         301,621
                                                                               ---------

Net increase in cash                                                              16,024

Cash, beginning of period                                                           --
                                                                               ---------
Cash, end of period                                                            $  16,024
                                                                               =========


See Notes to Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Business and basis of presentation:

            Diamond Discoveries International Corp. (the "Company") was incorporated in the State of Delaware on April 24, 2000. The Company plans to engage in activities related to the exploration for mineral resources in Canada. It plans to conduct exploration and related activities through contracts with third parties.

            As further explained in Note 3, the Company acquired its mineral permits for 469.05 square kilometers in the "Torngat Fields" located in the Province of Quebec, Canada. The Company intends to develop the permits from early stage exploration through completion of the exploration phase. Prior to any further exploration decisions, a mineral deposit must be appropriately assessed. Gathering this data usually takes at least two years. Once the appropriate data has been gathered, management will determine whether and how to proceed. The Company recently discovered tiny diamonds in samples taken from the property and has contracted with Prospecting Geophysics Ltd. ("PGL") to conduct surveys and exploration at the property to begin to enable it to determine whether it can extract and produce diamonds from this kimberlite (see Note 3).

            Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of December 31, 2000. Accordingly, it is considered an "exploration stage company" for accounting purposes. The Company's year-end will be December 31st.

            The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders' deficiency of $630,016 as of December 31, 2000. Management believes that the Company will not generate any revenues during the two year period subsequent to December 31, 2000 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Management also believes that the Company will need total additional financing of approximately $1,200,000 to continue to operate as planned during the twelve month period subsequent to December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to obtain such financing through private offerings of debt and equity securities. As of December 31, 2000, the Company had subscriptions receivable of $225,000 for the purchase of shares of the Company's common stock (see Note 7). However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least December 31, 2001 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

            The accompanying financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies:

         Use of estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Mining costs:

            Exploration and evaluation costs are expensed as incurred. Management's decision to develop or mine a property will be based on an assessment of the viability of the property and the availability of financing. The Company will capitalize mining exploration and other related costs attributable to reserves in the event that a definitive feasibility study establishes proven and probable reserves. Capitalized mining costs will be expensed using the unit of production method and will also be subject to an impairment assessment.

         Concentrations of credit risk:

            The Company maintains its cash in bank deposit accounts, the balances of which, at times, may exceed Federal insurance limits. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings.

         Impairment of long-lived assets:

            The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as mining claims, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

         Income taxes:

            The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies (concluded):

         Net earnings (loss) per share:

            The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the period from April 24, 2000 (date of inception) to December 31, 2000.

         Recent accounting pronouncements:

            The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 2000 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the period from April 24, 2000 to December 31, 2000, and it does not believe that any of those pronouncements will have any significant impact on the Company's financial statements at the time they become effective.


Note 3 - Permits:

            Pursuant to an agreement consummated on September 12, 2000, the Company acquired certain permits in the Torngat Fields from Peter Ferderber and S. G. Hawkins, who are key consultants and advisors to the Company, for total consideration of $90,540, of which $40,540 ($60,000 Canadian) represents the amount paid in cash and $50,000 represents the fair value of a total of 2,000,000 shares of the Company's common stock issued to Messrs. Ferderber and Hawkins. The exchange of shares for the permits was a noncash transaction that is not reflected in the accompanying statement of cash flows.

            In connection with the acquisition of these permits, the Company assigned to the sellers a 1% interest in the "net smelter returns" of the property, one-half of which is payable over the first $50,000,000 (Canadian) of revenues produced from the property. Such interest would terminate once the sellers receive a total of $10,000,000 (Canadian) based on such interest. Net smelter returns are determined by the net amount received from the sale to a smelter or other buyer of ore, ore concentrates or other products produced from the property.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



Note 3 - Permits (concluded):

            Mr. Hawkins owns Tandem Resources, Ltd. ("Tandem"). As part of the agreement for the purchase of the permits, the Company granted Tandem an option to purchase a 40% interest in a joint venture that would be formed between the Company and Tandem to conduct operations related to the properties covered by the permits at such time as the Company has incurred expenditures related to such operations totaling $5,000,000 (Canadian). The exercise price for the option will be $2,000,000 (Canadian). Mr. Ferderber also is the president of PGL (see Note 1). The Company has agreed to pay Mr. Ferderber $500 per day for his services, plus out of pocket expenses, during the 18 month period subsequent to November 20, 2000, but only for the days on which he performs services at the Company's site.


Note 4 - Advances from stockholders:

            Advances from stockholders of $271,771 at December 31, 2000 were noninterest bearing and due on demand.

            Although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from stockholders because of the relationship of the Company and its stockholders, it believes that the advances will be repaid on a short-term basis and, accordingly, the carrying value of the advances approximated fair value as of December 31, 2000.


Note 5 - Preferred stock:

            As of December 31, 2000, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company's Board of Directors, subject to certain limitations set forth in the Company's Articles of Incorporation. No shares of preferred stock had been issued by the Company as of December 31, 2000.


Note 6 - Common stock issued for services:

            During the period from April 24, 2000 to December 31, 2000, the Company issued 150,000 shares of common stock as payment for legal services. Accordingly, general and administrative expenses in the accompanying statement of operations and common stock and additional paid-in capital in the accompanying statement of stockholders' deficiency were increased to reflect the estimated fair value of the shares of $3,750.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



Note 7 - Stock subscription receivable:

            On May 20, 2000, the Company completed the sale of 10,000,000 shares of common stock for $250,000, or $.025 per share, through a private placement intended to be exempt from registration under the Securities Act of 1933. The buyer paid $25,000 in cash and the balance through the issuance of a 10% promissory note in the principal amount of $225,000. Although the note has a stated due date of May 20, 2001, it is subject to payment at any time prior thereto upon demand by the Company. The exchange of shares for a note receivable was a noncash transaction that is not reflected in the accompanying statement of cash flows. In addition, the note receivable is reflected as a separate component of stockholders' deficiency in the accompanying balance sheet.



Note 8 - Income taxes:

            As of December 31, 2000, the Company had net operating loss carryforwards of approximately $714,000 available to reduce future Federal taxable income which will expire in 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $286,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2000 and did not recognize a credit for Federal income taxes for the period from April 24, 2000 (date of inception) to December 31, 2000.


                                      * * *

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                 Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following Table sets forth certain information regarding the executive officers and directors of the Company as of March 28, 2001:

Name                                   Age
----                                   ---
Company Position

Teodosio V. Pangia                     42               Chairman/CEO

Thomas Franzone                        44               Treasurer/Controller

Peter Ferderber                        73               Consultant

Stanley G. Hawkins                     69               Advisor

A brief description of the backgrounds of the current Executive Officers and Directors are set forth below:

TEODOSIO V. PANGIA. Mr. Pangia has been Chairman, CEO and a Director of the Company since its formation in April 2000. He is the Chairman of TVP Capital Corp., a U.S. based venture capital company which he founded in April 2000 and which has provided consulting services to the Company since April 2000. Since July 2000, Mr. Pangia has been a Director of Enviro Industrial Technologies, Inc., a mineral processing company. From June 1997 to present, Mr. Pangia has been President of Tyler Dylan Corp., an Ontario, Canada based investment company. Mr. Pangia is the only employee of Tyler Dylan Corp. From June 1997 to July 1999, Mr. Pangia was a co-founder and consultant of Environmental Solutions Worldwide, a company with five employees that has developed and patented a catalytic converter that does not require precious metals. A recent venture of Mr. Pangia is Enviro Industrial Technologies, Inc ("Enviro") of which he is Chairman and Chief Executive Officer. Enviro is a company whose primary focus is on the processing and marketing of industrial minerals. Enviro has two employees. From 1995 through 1997, Mr. Pangia was Director and Chief Executive Officer of Ecology Pure Air International, a Canadian company with five employees engaged in developing an automobile fuel catalyst. From 1992-1995, Mr. Pangia was a Director and Chief Executive Officer of EPA Enterprises, a Canadian company with five employees engaged in developing pre-combustion fuel technology. In 1997, a petition in bankruptcy was brought against Mr. Pangia in the Ontario Court of Justice. That petition, and a related order, were dismissed. Mr. Pangia anticipates spending approximately one-third of his professional time on the business of the Company.

THOMAS FRANZONE. Mr. Franzone is the treasurer of the Company and has been the President of Enviro Industrial Technologies, Inc., a company with two employees, since its formation in April 2000. From 1998 until he joined Enviro Industrial Technologies, Inc., he was the President and sole employee of Franzone Consulting Corp. located in New York City, a business and accounting consultant company. From 1996 to 1999 Mr. Franzone held the position of controller at Direct Approach Marketing, a company with twenty-two employees. He came to Direct Approach Marketing after spending a year at Patient Education Media Time Life Medical, a company that employed seventy people and produced medical information videos, where he held the position of Accounting Manager. From November 1989 to 1995 he worked as Controller for Empire Diamond Corp. a company with ten employees that bought and sold estate jewelry. Mr. Franzone anticipates spending approximately one-third of his professional time on the business of the Company.

PETER FERDERBER. Mr. Ferderber is not an employee of the Company but has been included here because the Company will rely heavily on his services and expertise. He is a consultant to the Company. He has been involved in mining exploration for over forty years. He has been the President of Prospecting Geophysics Ltd., a mining geophysics company located in Quebec, Canada, since 1955 and was awarded the "Prospector of the Year" Prospectors and Developers Association award for Canada and the Province of Quebec in 1979.

STANLEY G. HAWKINS. Mr. Hawkins is not an employee of the Company but has been included here because the Company will rely heavily on his services and expertise. He is an advisor to the Company. Since 1995, he has been the President of Tandem Resources Ltd., a Canadian Company listed on the Montreal Stock Exchange (TDM-ME), involved in managing mining explorations. Mr. Hawkins holds a degree in Engineering: Mining from the University of Toronto.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Exchange Act requires the Company's director's and executive officers, and persons who own more than 10% of the Company's outstanding common stock, to file with the SEC, initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's common stock and other equity securities of the Company. To the Company's knowledge, for the fiscal year ended December 31, 2000, the Company's officers, directors and holders of more than 10% of the Company's outstanding common stock each reported one transaction on a Form 3 after the reporting deadline.


Item 10. Executive Compensation

   The executive officers, Mr. Pangia and Mr. Franzone, have not yet received any annual salary compensation for their services. However, the executive officers will likely receive an annual salary or other compensation in the future.

     The Company has issued 3,450,000 shares of common stock, at par value, to TVP Capital Corp. of which Mr. Pangia is the sole shareholder. The
Company has also issued 275,000 shares of common stock, at par value, to Mr. Franzone. All the shares issued to TVP Capital Corp. and Mr. Franzone are considered "restricted securities" and in the future may be sold only in compliance with Rule 144 or in an exempt transaction under the Securities Act of 1933, as amended, (the "Act") unless registered under the Act. These shares, however, were issued as founders' shares at par value, and so have not been recorded as compensation.

Employment Agreements

     The Company has not entered into employment agreements with any of its officers or directors of the Company.

Stock Option Agreements

     None


Item 11.Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group:


Name and Address of Beneficial Owner         Amount and Nature of Ownership     Approximate % of Class
------------------------------------         ------------------------------     ----------------------
TVP Capital Corp.(1)(2)(6)                              3,475,000                       20.44 %

Teodosio V. Pangia(1)(2)(6)                             3,475,000                       20.44 %

Peter Ferderber(3)(7)                                   1,000,000                        5.88 %

Stanley G. Hawkins(4)(7)                                1,000,000                        5.88 %

Tom Franzone(1)(6)                                        275,000                        1.62 %

Louis Lilling(5)(8)                                     5,050,000                       29.70 %

Directors and Officers as a Group                       3,725,000                       21.91 %



(1) The address for each of TVP Capital Corp. and Messrs. Pangia and Franzone is c/o the Company at 119 West 23rd Street, Suite 508, New York, NY 10011.

(2) Teodosio V. Pangia is the sole shareholder of TVP Capital Corp. As such, he is deemed a beneficial owner of shares held by TVP Capital Corp. although he disclaims beneficial ownership thereof.

(3) The address for Messr. Ferderber is c/o Prospecting Geophysics Ltd, 114 Rue Villeneuve, Val-D'or, Quebec, Canada J9P-3L7.

(4) The address for Messr. Hawkins is c/o Tandem Resources, Ltd., 111 Richmond Street West, Suite 402, Toronto, Ontario, Canada M5H 2G4.

(5) Louis Lilling's address is 142 Wycoff Way West, East Brunswick, NJ 08818.

(6) Shares have been beneficially owned as of May 1, 2000.

(7) Shares have been beneficially owned as of September 12, 2000.

(8) Shares have been beneficially owned as of May 20, 2000.

Item 12. Certain Relationships and Related Transactions

    The Company has entered into a Acquisition Agreement dated September 12, 2000 with Mr. Ferderber, Mr. Hawkins and Tandem Resources Ltd. The Acquisition Agreement provides for the Company to purchase certain mineral exploration permits from Messrs. Ferderber and Hawkins. Such permits cover 469.05 square kilometers in the Torngat fields in northwest Quebec, Canada, on the eastern shore of Ungava Bay. As consideration for the acquisition of these permits, the Company has issued 1,000,000 shares of its common stock to each of Messrs. Ferderber and Hawkins and has paid $35,000 Canadian to Mr. Hawkins and $25,000 Canadian to Mr. Ferderber.

    In addition, the Acquisition Agreement further provides for an option to Tandem Resources Ltd., to purchase 40% of the properties covered by the permits conditioned on (i) the Company expending $5,000,000 Canadian on exploration of the properties; (ii) Tandem paying the Company $2,000,000 Canadian and (iii) the Company and Tandem entering into a joint venture agreement to operate the properties within 60 days of the Company demonstrating expenditure of $5,000,000 Canadian on exploration of the properties. In addition, the Company will have twenty-one (21) days from the date it notifies Tandem that it has expended $5,000,000 Canadian on exploration of the properties, to negotiate a financing agreement with Tandem to provide Tandem with the $2,000,000 Canadian required to exercise the option. Should no agreement be reached in the twenty-one (21) day period, the Company's right to provide this financing shall expire. Also, upon the closing of the acquisition, the Company assigned to Messrs. Ferderber and Hawkins a one (1%) percent interest in the Net Smelter Returns of the properties, half of which is payable over the first $50,000,000 Canadian in revenues from the properties. This interest in the Net Smelter Returns terminates once Ferderber and Hawkins have received, in the aggregate, $10,000,000 Canadian.

    In connection with the Acquisition Agreement, Mr. Ferderber has executed an agreement with the Company, as of June 20, 2000 which transfers mineral rights over all of the properties to the Company.

    The Company has entered into a Prospecting and Survey Agreement with Prospecting Geophysics Ltd. dated November 20, 2000, whereby Prospecting Geophysics Ltd. will act as the project manager for the Company's mineral exploration operations. Peter Ferderber is the President of Prospecting Geophysics Ltd. Under the agreement, the Company is to pay for Mr. Ferderber's services at a rate of $500 per day, on days that he personally attends the properties, in addition to reimbursing all expenses incurred by Prospecting Geophysics on behalf of the Company. Mr. Ferderber anticipates attending the properties approximately five to seven days every month. Prospecting Geophysics is required under the agreement to conduct prospecting and surveying activities on behalf of the Company. The agreement has a term of eighteen (18) months with automatic renewal unless either party gives 30 days' notice of its intent to terminate.

    The Company believes that the terms of the above transactions are on terms at least as favorable to the Company as could have been obtained from arms-length negotiations with unrelated third parties.

Item 13. Exhibits and Reports on Form 8-K

    There were no Current Reports on Form 8-K filed by the Registrant during the fourth quarter of the calendar year ended December 31, 2000.

Exhibits

Number   Description of Document
------   -----------------------

3.1*     Articles of Incorporation as filed on April 24, 2000

3.2*     Bylaws of Diamond Discoveries International Corp.

10.1** Acquisition Agreement dated September 12, 2000 between the Company and Peter Ferderber, Stanley Hawkins and Tandem Resources Ltd.

10.2* Prospecting and Survey Agreement between Prospecting Geophysics Ltd and the Company dated August 14, 2000.

10.3* Transfer of Mining Rights between Peter Ferderber and the Company dated June 20, 2000.

10.4** Option Agreement between Diamond Discoveries International Corp. and Tandem Resources Ltd. dated September 12, 2000.

10.5** Revised Prospecting and Survey Agreement between Prospecting Geophysics Ltd. and the Company dated November 20, 2000.

23.1* Consent of Lavery, de Billy for the Title Opinion of the Mining Exploration Permits.

99.1*    Title opinion of Lavery, de Billy on the Mining Exploration Permits.


* Previously filed on September 21, 2000 as part of the Company's Registration Statement on Form 10-SB, File No. 0-31585.

** Previously filed on December 1, 2000 as part of the Company's Amended Registration Statement on Form 10-SB, File No. 0-31585.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamond Discoveries International Corp.


By:   /s/ Teodosio V. Pangia
      --------------------------------------
      Teodosio V. Pangia, CEO

Dated: March 30, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ Teodosio V. Pangia
      --------------------------------------
      Teodosio V. Pangia, CEO and Chairman
      and Director

Dated: March 30, 2001

By:   /s/ Thomas Franzone
      --------------------------------------
      Thomas Franzone, Secretary and Treasurer

Dated: March 30, 2001