Form 10QSB
period 2001-03-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2001-05-15
CIK 1123836

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[ ]  Transition report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ______ to ______ .



                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (Name of Small Business Issuer)


         Delaware                                        06-1579927

(State or Other Jurisdiction                           (IRS Employer
of Incorporation)                                    Identification No.)



119 West 23rd Street, Suite 508, New York, New York             10011
(Address of Principal Executive Offices)                      (Zip Code)


                                 (212) 741-8934
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.


The number of shares outstanding of Registrant's common stock, as of May 14, 2001 is 17,000,000.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)


                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
    MARCH 31, 2001 (UNAUDITED)                               F-2

CONDENSED STATEMENTS OF OPERATIONS
    THREE MONTHS ENDED MARCH 31, 2001 AND PERIOD FROM
    APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
    (UNAUDITED)                                              F-3

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
DEFICIENCY
    THREE MONTHS ENDED MARCH 31, 2001 AND PERIOD FROM
    APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
    (UNAUDITED)                                              F-4

CONDENSED STATEMENTS OF CASH FLOWS
    THREE MONTHS ENDED MARCH 31, 2001 AND PERIOD FROM
    APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
    (UNAUDITED)                                              F-5

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)          F-6/8


                                      * * *

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)



                                     ASSETS

Current assets:
     Cash                                                                 $46,255
     Accrued interest                                                      13,800
                                                                        ---------
          Total                                                           $60,055
                                                                        =========


                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
     Accounts payable                                                    $381,332
     Advances from stockholders                                           208,538
                                                                        ---------
          Total liabilities                                               589,870
                                                                        ---------

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 20,000,000 shares
       authorized; none issued                                                 --
    Common stock, par value $.001 per share; 80,000,000 shares
       authorized; 17,000,000 shares issued                                17,000
    Additional paid-in capital                                            291,600
    Deficit accumulated during the exploration stage                     (809,248)
    Subscription receivable for 1,166,680 shares of common stock          (29,167)
                                                                        ---------
          Total stockholders' deficiency                                 (529,815)
                                                                        ---------

          Total                                                           $60,055
                                                                        =========

See Notes to Condensed Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED MARCH 31, 2001 AND PERIOD FROM
              APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (Unaudited)


                                                          Three Months
                                                             Ended
                                                           March 31,
                                                             2001           Cumulative
                                                         ------------      ------------
Revenues                                                 $         --      $         --
                                                         ------------      ------------

Operating expenses:
     Exploration costs - Prospecting Geophysics Ltd.           38,910           637,442
     General and administrative expenses                       56,722           171,806
                                                         ------------      ------------
        Totals                                                 95,632           809,248
                                                         ------------      ------------

Net loss                                                     $(95,632)        $(809,248)
                                                         ============      ============

Basic net loss per share                                        $(.01)            $(.10)
                                                         ============      ============

Basic weighted average common shares outstanding           12,374,434         8,250,581
                                                         ============      ============

See Notes to Condensed Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        THREE MONTHS ENDED MARCH 31, 2001 AND PERIOD FROM APRIL 24, 2000
                      (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (Unaudited)





                                             Preferred Stock                            Common Stock                Additional
                                            -----------------------------      -----------------------------         Paid-in
                                              Shares            Amount            Shares            Amount           Capital
                                            ------------     ------------      ------------      ------------     ------------
Issuance of shares to founders
    effective as of April 24, 2000                    --    $         --          4,850,000     $       4,850

Issuance of shares as payment
    for legal services                                                              150,000               150      $     3,600

Issuance of shares in connection
    with acquisition of mineral permits                                           2,000,000             2,000           48,000

Subscription for purchase of
    10,000,000 shares                                                            10,000,000            10,000          240,000

Proceeds from issuance of common
    stock

 Net loss
                                            ------------     ------------      ------------      ------------     ------------
Balance, December 31, 2000                            --              --         17,000,000            17,000          291,600

Proceeds from issuance of common
     stock

Net loss
                                            ------------     ------------      ------------      ------------     ------------
Balance, March 31, 2001                               --      $       --         17,000,000     $      17,000     $    291,600
                                            ============      ============      ============     ============     ============

                                           Deficit
                                         Accumulated
                                          During the          Subscriptions Receivable
                                         Exploration        -----------------------------
                                             Stage            Shares             Amount          Total
                                          ------------      ------------     ------------      ------------
Issuance of shares to founders
    effective as of April 24, 2000                                                               $  4,850

Issuance of shares as payment
    for legal services                                                                              3,750

Issuance of shares in connection
    with acquisition of mineral permits                                                            50,000

Subscription for purchase of
    10,000,000 shares                                        10,000,000    $   (250,000)

Proceeds from issuance of common
    stock                                                    (1,000,000)         25,000            25,000

 Net loss                                  $ (713,616)                                           (713,616)
                                          ------------      ------------     ------------      ------------
Balance, December 31, 2000                   (713,616)        9,000,000        (225,000)         (630,016)

Proceeds from issuance of common
     stock                                                   (7,833,320)        195,833           195,833

Net loss                                      (95,632)                                            (95,632)
                                          ------------      ------------     ------------      ------------
Balance, March 31, 2001                   $  (809,248)        1,166,680     $   (29,167)     $   (529,815)
                                          ============      ============     ============      ============



See Notes to Condensed Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
        THREE MONTHS ENDED MARCH 31, 2001 AND PERIOD FROM APRIL 24, 2000
                      (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (Unaudited)

                                                                         Three
                                                                        Months
                                                                        Ended
                                                                      March 31,
                                                                        2001       Cumulative
                                                                    ---------      ---------
Operating activities:
     Net loss                                                       $ (95,632)     $(809,248)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Costs of services paid through issuance of common stock                        3,750
        Cost of mineral permits paid through the issuance of
           common stock                                                               50,000
        Changes in operating assets and liabilities:
           Accrued interest                                                          (13,800)
           Accounts payable                                            (6,737)       381,332
                                                                    ---------      ---------
               Net cash used in operating activities                 (102,369)      (387,966)
                                                                    ---------      ---------

Financing activities:
     Advances from (repayments to) stockholders, net                  (63,233)       208,538
     Proceeds from sale of common stock                               195,833        225,683
                                                                    ---------      ---------
               Net cash provided by financing activities              132,600        434,221
                                                                    ---------      ---------

Net increase in cash                                                   30,231         46,255

Cash, beginning of period                                              16,024             --
                                                                    ---------      ---------

Cash, end of period                                                 $  46,255      $  46,255
                                                                    =========      =========

See Notes to Condensed Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Business and basis of presentation:
                Diamond Discoveries International Corp. (the "Company") was incorporated in the State of Delaware on April 24, 2000. The Company plans to engage in activities related to the exploration for mineral resources in Canada. It plans to conduct exploration and related activities through contracts with third parties.

                In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2001, its results of operations, changes in stockholders' deficiency and cash flows for the three months ended March 31, 2001 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to March 31, 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2000 and for the period from April 24, 2000 (date of inception) to December 31, 2000 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the period from April 24, 2000 (date of inception) to December 31, 2000 that was previously filed with the SEC.

                The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

                As further explained in Note 3 in the Audited Financial Statements, the Company acquired its mineral permits for 469.05 square kilometers in the "Torngat Fields" located in the Province of Quebec, Canada. The Company intends to develop the permits from early stage exploration through completion of the exploration phase. Prior to any further exploration decisions, a mineral deposit must be appropriately assessed. Gathering this data usually takes at least two years. Once the appropriate data has been gathered, management will determine whether and how to proceed. The Company recently discovered tiny diamonds in samples taken from the property and has contracted with Prospecting Geophysics Ltd. ("PGL") to conduct surveys and exploration at the property to begin to enable it to determine whether it can extract and produce diamonds from this kimberlite (see Note 3 in the Audited Financial Statements).

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation (concluded):
                Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of March 31, 2001. Accordingly, it is considered an "exploration stage company" for accounting purposes.

                The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders' deficiency of $529,815 as of March 31, 2001. Management believes that the Company will not generate any revenues during the two year period subsequent to March 31, 2001 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Management also believes that the Company will need total additional financing of approximately $1,200,000 to continue to operate as planned during the twelve month period subsequent to March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                Management plans to obtain such financing through private offerings of debt and equity securities. As of March 31, 2001, the Company had subscriptions receivable of $29,167 for the purchase of shares of the Company's common stock (see Note 4 herein). However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least March 31, 2002 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

                The accompanying condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 2 - Net earnings (loss) per share:
                The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the three months ended March 31, 2001 and the period from April 24, 2000 (date of inception) to March 31, 2001.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Advances from stockholders:

                Advances from stockholders of $208,538 at March 31, 2001 were noninterest bearing and due on demand.


Note 4 - Subscription receivable:
                On May 20, 2000, the Company completed the sale of 10,000,000 shares of common stock for $250,000, or $.025 per share, through a private placement intended to be exempt from registration under the Securities Act of 1933. The buyer paid $25,000 in cash and the balance through the issuance of a 10% promissory note in the principal amount of $225,000.

                During the three months ended March 31, 2001, the Company received payments totaling $195,833 from the subscriber which were attributable to sales and issuances of 7,833,320 shares. As a result, the Company had subscriptions receivable of $29,167 as of March 31, 2001 for 1,166,680 shares of common stock which must be paid no later than May 20, 2001. The balance receivable has been included in common stock and offset by a subscription receivable in the same amount in the accompanying condensed balance sheet as of March 31, 2001.


Note 5 - Income taxes:
                As of March 31, 2001, the Company had net operating loss carryforwards of approximately $809,000 available to reduce future Federal taxable income which will expire in 2020 and 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $324,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2001.

                The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2000. As a result of the increases in the valuation allowance of $38,000 and $286,000 during the three months ended March 31, 2001 and the period from April 24, 2000 (date of inception) to December 31, 2000, respectively, no credits for income taxes are included in the accompanying condensed statements of operations.

                                     * * *

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

      The Company was incorporated in April of 2000, and does not have any significant operating history or financial results. The Company has only recently begun its early stage exploration activities, including gathering samples from one of the properties for analysis, building an infrastructure and filing a Registration statement on Form 10-SB with the Securities and Exchange Commission. As a result, for the three months ended March 31, 2001 and the period from April 24, 2000 (date of inception) to March 31, 2001, the Company incurred approximately $39,000 and $637,000 in exploration costs and $57,000 and $172,000 in general and administrative expenses, respectively. Thereby incurring a net loss of approximately $96,000 or $(.01) per share based on 12,374,434 weighted average shares outstanding for the three months ended March 31, 2001 and $809,248 or $(.10) per share based on 8,250,581 weighted average shares outstanding since inception. Through March 31, 2001 the Company has relied on advances of approximately $209,000 from its principal stockholders, trade payables of approximately $381,000, and proceeds of approximately $226,000 from the sale of common stock to support its limited operations. As of March 31, 2001, the Company had approximately $46,000 of cash. The Company seeks additional equity or debt financing of up to $1,200,000 which it plans to use for the second phase of its exploration program to be conducted through 2001. If the Company does not get sufficient financing, it may not be able to continue as a going concern and it may have to curtail or terminate its operations and liquidate its business (see Note 1 to financial statements).

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

     The Company, after consulting with Prospecting Geophysics Ltd., estimates that it will require approximately $1,200,000 to conduct its exploration program through March 31, 2002. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. The Company plans to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S. If the Company is unable to raise this amount, it could have a material adverse effect on the business of the Company and will likely cause the exploration program to proceed on a reduced scale, if at all. The Company has to date relied on a small number of investors to provide it with financing for the commencement of its exploration program, including TVP Capital Corp., a principal stockholder of the Company. Amounts owed to these individuals are payable upon demand.

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


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULTS UPON SENIOR  SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits in this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10-QSB.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2001.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

     /s/ Teodosio V. Pangia
    -------------------------------------------
    Teodosio V. Pangia
    President and CEO



                                INDEX TO EXHIBITS

Exhibit
Number            Description of Document
---------         -----------------------
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