Form 10QSB
period 2001-06-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2001-08-20
CIK 1123836

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB




(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .



                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (Name of Small Business Issuer)


          Delaware                                        06-1579927

 (State or Other Jurisdiction               (IRS Employer Identification No.)
        of Incorporation)



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


The number of shares outstanding of Registrant's common stock, as of August 14, 2001 is 17,000,000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)




                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----
           CONDENSED BALANCE SHEET
               JUNE 30, 2001 (UNAUDITED)                                     2

           CONDENSED STATEMENTS OF OPERATIONS
               SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND
               PERIOD FROM APRIL 24, 2000 (DATE OF INCEPTION) TO
               JUNE 30, 2001 (UNAUDITED)                                     3

           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
           DEFICIENCY
               SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD FROM
               APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
               (UNAUDITED)                                                   4

           CONDENSED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD FROM
               APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
               (UNAUDITED)                                                   5

           NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)             6-8



                                    * * *

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)




                                     ASSETS
Current assets - cash                                               $    64,686
                                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
    Accounts payable                                                $   381,222
    Advances from stockholders                                          399,254
                                                                    -----------
         Total liabilities                                              780,476
                                                                    -----------

Stockholders' deficiency:
   Preferred stock, par value $.001 per share; 20,000,000 shares
      authorized; none issued                                              --
   Common stock, par value $.001 per share; 80,000,000 shares
      authorized; 17,000,000 shares issued                               17,000
   Additional paid-in capital                                           291,600
   Deficit accumulated during the exploration stage                  (1,024,390)
                                                                    -----------
         Total stockholders' deficiency                                (715,790)
                                                                    -----------

         Total                                                      $    64,686
                                                                    ===========


See Notes to Condensed Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
            SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND PERIOD FROM
               APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (Unaudited)







                                                          Six             Three
                                                         Months           Months
                                                         Ended            Ended
                                                        June 30,        June 30,
                                                          2001             2001        Cumulative
                                                      ------------    ------------    ------------
Revenues                                              $       --      $       --      $       --
                                                      ------------    ------------    ------------

Operating expenses:
    Exploration costs - Prospecting Geophysics Ltd.        212,622         173,712         811,154
    General and administrative expenses                     98,152          41,430         213,236
                                                      ------------    ------------    ------------
       Totals                                              310,774         215,142       1,024,390
                                                      ------------    ------------    ------------

Net loss                                              $   (310,774)   $   (215,142)   $ (1,024,390)
                                                      ============    ============    ============

Basic net loss per share                              $       (.02)   $       (.01)   $       (.10)
                                                      ============    ============    ============

Basic weighted average common shares outstanding        14,577,526      16,756,407      10,038,181
                                                      ============    ============    ============






See Notes to Condensed Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

           CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
          SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD FROM APRIL 24, 2000
                      (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (Unaudited)




                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                                          Additional      During the
                                                Preferred Stock                 Common Stock              Paid-in        Exploration
                                             Shares         Amount          Shares         Amount         Capital           Stage
                                             ------         ------          ------         ------         -------           -----
Issuance of shares to founders
     effective as of April 24, 2000              --      $      --         4,850,000   $     4,850

Issuance of shares as payment
     for legal services                                                      150,000           150      $    3,600

Issuance of shares in connection
     with acquisition of mineral permits                                   2,000,000         2,000          48,000

Subscription for purchase of
     10,000,000 shares                                                    10,000,000        10,000         240,000

Proceeds from issuance of common
     stock

Net loss                                                                                                              $   (713,616)
                                            -------      ---------        ----------   -----------      ---------     ------------
Balance, December 31, 2000                       --             --        17,000,000        17,000         291,600        (713,616)

Proceeds from issuance of common
     stock

Net loss                                                                                                                  (310,774)
                                            -------      ---------        ----------   -----------      ---------     ------------
Balance, June 30, 2001                           --      $      --        17,000,000   $    17,000      $ 291,600     $ (1,024,390)
                                            =======      =========        ==========   ===========      =========     ============







                                                 Subscriptions Receivable
                                                 Shares          Amount            Total
                                                 ------          ------            -----
Issuance of shares to founders
     effective as of April 24, 2000                                            $    4,850

Issuance of shares as payment
     for legal services                                                             3,750

Issuance of shares in connection
     with acquisition of mineral permits                                           50,000

Subscription for purchase of
     10,000,000 shares                        10,000,000     $   (250,000)

Proceeds from issuance of common
     stock                                    (1,000,000)          25,000          25,000

Net loss                                                                         (713,616)
                                              ----------     ------------     -----------
Balance, December 31, 2000                     9,000,000         (225,000)       (630,016)

Proceeds from issuance of common
     stock                                    (9,000,000)         225,000         225,000

Net loss                                                                         (310,774)
                                              ---------     -----------      ------------
Balance, June 30, 2001                              --      $        --      $   (715,790)
                                              =========     ===========      ============



See Notes to Condensed Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
          SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD FROM APRIL 24, 2000
                      (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (Unaudited)





                                                                    Six
                                                                   Months
                                                                    Ended
                                                                  June 30,
                                                                    2001        Cumulative
                                                                 -----------    -----------
Operating activities:
    Net loss                                                        $(310,774)  $(1,024,390)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Costs of services paid through issuance of common stock                        3,750
       Cost of mineral permits paid through the issuance of
         common stock                                                                50,000
       Changes in operating assets and liabilities:
         Accounts payable                                             (6,847)       381,222
         Accrued interest                                             13,800
                                                                 -----------    -----------
            Net cash used in operating activities                   (303,821)      (589,418)
                                                                 -----------    -----------

Financing activities:
    Advances from stockholders, net                                  127,483        399,254
    Proceeds from sale of common stock                               225,000        254,850
                                                                 -----------    -----------
            Net cash provided by financing activities                352,483        654,104
                                                                 -----------    -----------

Net increase in cash                                                  48,662         64,686

Cash, beginning of period                                             16,024           --
                                                                 -----------    -----------

Cash, end of period                                              $    64,686    $    64,686
                                                                 ===========    ===========



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

          In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2001, its results of operations for the six and three months ended June 30, 2001 and the period from April 24, 2000 (date of inception) to June 30, 2001 and its changes in stockholders' deficiency and cash flows for the six months ended June 30, 2001 and the period from April 24, 2000 (date of inception) to June 30, 2001. The Company did not conduct any operations of a commercial nature during the period from April 24, 2000 (date of inception) to June 30, 2000 and, accordingly, condensed statements of operations and cash flows have not been presented for that period. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2000 and for the period from April 24, 2000 (date of inception) to December 31, 2000 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the period from April 24, 2000 (date of inception) to December 31, 2000 that was previously filed with the SEC.

          The results of operations for the six and three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation (concluded):
          Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of June 30, 2001. Accordingly, it is considered an "exploration stage company" for accounting purposes.

          The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders' deficiency of $715,790 as of June 30, 2001. Management believes that the Company will not generate any revenues during the two year period subsequent to June 30, 2001 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Management also believes that the Company will need total additional financing of approximately $800,000 to continue to operate as planned during the twelve month period subsequent to June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans to obtain such financing through private offerings of debt and equity securities. Management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least June 30, 2002 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

          The accompanying condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 2 - Net earnings (loss) per share:
          The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the six and three months ended June 30, 2001 and the period from April 24, 2000 (date of inception) to June 30, 2001.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Advances from stockholders:
          Advances from stockholders of $399,254 at June 30, 2001 were noninterest bearing and due on demand.


Note 4 - Subscription receivable:
          On May 20, 2000, the Company completed the sale of 10,000,000 shares of common stock for $250,000, or $.025 per share, through a private placement intended to be exempt from registration under the Securities Act of 1933. The buyer paid $25,000 in cash and the balance through the issuance of a 10% promissory note in the principal amount of $225,000 which was paid during the six months ended June 30, 2001.


Note 5 - Income taxes:
          As of June 30, 2001, the Company had net operating loss carryforwards of approximately $1,024,000 available to reduce future Federal taxable income which will expire in 2020 and 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $410,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2001.

          The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2000. As a result of the increases in the valuation allowance of $124,000 in the six months ended June 30, 2001, $86,000 in the three months ended June 30, 2001 and $410,000 in the period from April 24, 2000 (date of inception) to June 30, 2001, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.



                                      * * *

ITEM 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

     The Company was incorporated in April of 2000, and does not have any significant operating history or financial results. The Company has only recently begun its early stage exploration activities, including gathering samples from one of the properties for analysis, building an infrastructure and filing a Registration statement on Form 10-SB with the Securities and Exchange Commission. As a result, for the six and three months ended June 30, 2001 and the period from April 24, 2000 (date of inception) to June 30, 2001, the Company incurred approximately $213,000, $174,000 and $812,000 in exploration costs and $98,000, $41,000 and $214,000 in general and administrative expenses, respectively. Thereby incurring a net loss of approximately $310,000 or $(.02) per share based on 14,577,526 weighted average shares outstanding for the six months ended June 30, 2001 and approximately $215,000 or $(.01) per share based on 16,756,407 weighted average shares outstanding for the three months then ended. Through June 30, 2001 the Company has relied on advances of approximately $400,000 from its principal stockholders, trade payables of approximately $381,000, and proceeds of $255,000 from the sale of common stock to support its limited operations. As of June 30, 2001, the Company had approximately $65,000 of cash. The Company seeks additional equity or debt financing of up to $800,000 which it plans to use for the second phase of its exploration program to be conducted through 2001. If the Company does not get sufficient financing, it may not be able to continue as a going concern and it may have to curtail or terminate its operations and liquidate its business (see
Note 1 to financial statements).

     The Company's business plan for the year 2001 will consist of further exploration on the properties over which it holds the mineral exploration permits as well as preliminary marketing efforts. The Company intends to continue retaining Prospecting Geophysics Ltd. to analyze the results of phase one of its exploration program, to find the extent of the kimberlite dykes that were located in phase one and to gather larger mini-bulk and bulk samples. These next samples are expected to be up to 2,000 lbs. Prospecting Geophysics, Ltd will attempt to locate additional kimberlyte dykes and pipes and sample them as well. In addition, it will conduct further geochemistry tests to locate underground dykes which are not visible at the surface and magnetic surveys to trace them. This phase began approximately April 15, 2001 since inclement weather necessitated the suspension of exploration during the winter months.

     The Company, after consulting with Prospecting Geophysics Ltd., estimates that it will require approximately $800,000 to conduct its exploration program through June 30, 2002. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. The Company plans to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S. If the Company is unable to raise this amount, it could have a material adverse effect on the business of the Company and will likely cause the exploration program to proceed on a reduced scale, if at all. The Company has to date relied on a small number of investors to provide it with financing for the commencement of its exploration program, including TVP Capital Corp., a principal stockholder of the Company. Amounts owed to these individuals are payable upon demand.

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

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of August, 2001.

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