Form 10KSB
period 2001-12-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2002-04-01
CIK 1123836

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934,
                  for the fiscal year ended December 31, 2001.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (Name of Small Business Issuer)

             State or Other Jurisdiction of Incorporation: Delaware

                   IRS Employer Identification No.: 06-1579927


          1133 Broadway, 8th Fl, New York, New York                10011
           (Address of Principal Executive Offices)              (Zip Code)

                                 (212) 741-8934
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

                                               Name of Each Exchange
           Title of Each Class                 on Which Registered
           -------------------                 -------------------
           Common Stock,                          None
           par value $.001

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

The number of shares outstanding of the Company's common stock, as of March 28, 2002 is 17,000,000.

                                TABLE OF CONTENTS

    DESCRIPTION OF BUSINESS                                                                      3
    DESCRIPTION OF PROPERTY                                                                      7
    LEGAL PROCEEDINGS                                                                            9
    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          9
    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                    10
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION            11
    INDEX TO FINANCIAL STATEMENTS                                                               13
    FINANCIAL STATEMENTS                                                                        14
    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS                                24
    EXECUTIVE COMPENSATION                                                                      25
    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                              26
    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                              27
    EXHIBITS AND REPORTS ON FORM 8-K                                                            28
    SIGNATURES                                                                                  29
    APPENDIX A                                                                                  30

                                     PART I


                             DESCRIPTION OF BUSINESS

        We were incorporated on April 24, 2000. We are a exploration stage company that is engaged in the acquisition and exploration of mineral properties. Our initial focus is in the area of the Torngat fields located in the province of Quebec in Canada. Other than contracting with a third party to conduct exploration and gather data on our behalf, we have conducted no operations to date and do not expect to receive any revenues for at least two years. During these two years we plan to concentrate our efforts on exploration and data gathering. Because we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before the economic and legal feasibility of developing the properties can be determined.

            Acquisition Agreement

        On September 12, 2000, we entered into an Acquisition Agreement with Messrs. Peter Ferderber and Stanley G. Hawkins, and Tandem Resources Ltd., a Canadian mineral exploration company of which Mr. Hawkins is the President. Pursuant to such Agreement, we acquired certain mineral exploration permits covering an area of approximately 469.05 square kilometers in the Torngat fields, which are located on the east coast of Ungava Bay, in the northwestern part of Quebec. The Torngat fields are one of four fields in Quebec that contain diamondiferous kimberlite formations. The Torngat fields are composed of a central plateau about 400 meters above sea level, and are broken by steep-sided gorges and fjords along the coast. The largest of these features, Alluviaq Fjord, bisects the property covered by the permits. Several dykes in the area are well exposed sub-vertical features in the Alluviaq Fjord, and display horizontal and vertical continuity. These traits result from rock being pushed up from below the surface, into a vertical position against other horizontal rocks. Geologists usually identify these rock formations as strong targets for the presence of diamonds.

        The consideration paid under the Acquisition Agreement was 1,000,000 shares of our common stock to each of Messrs. Ferderber and Hawkins, and the payment of $Cdn35,000 to Mr. Hawkins and $Cdn25,000 to Mr. Ferderber. We also assigned to Messrs. Ferderber and Hawkins a one per cent (1%) interest in the "Net Smelter Returns" of the property, one half of which is payable over the first $Cdn50 million in revenues from the property. (Net Smelter Returns are determined by the net amount of money received from the sale of ore, or ore concentrates or other products from a property to a smelter or other ore buyer.) Once Messrs. Ferderber and Hawkins have received $Cdn10 million from these Net Smelter Returns, their interest terminates. Tandem Resources Ltd. received an option to purchase 40% of the mineral rights on the properties. This option is conditioned on a number of events occurring, which are:

(1)     The expenditure by us of $Cdn5 million on exploration of the property;
(2)     Tandem paying us $Cdn2 million; and
(3) Tandem and us entering into a joint venture agreement to operate the property, within 60 days of a demonstration by us of the expenditure of $Cdn5 million on exploration of the property.

        In addition, we will have twenty-one (21) days from the date we notify Tandem that we have made the $Cdn5 million exploration expenditure, to negotiate a financing agreement with Tandem to provide Tandem with the $Cdn2 million required to exercise the option. Should no agreement be reached in such 21-day period, our right to provide this financing shall expire.

        Based upon an analysis of samples taken from these properties, we believe that the properties for which we have exploration permits contain kimberlite. Kimberlite is a type of igneous rock that occasionally contains tiny to extremely tiny diamonds, and on very rare occasions contains industrial or gem quality diamonds. Certain samples taken from our properties have contained micro diamonds.

        Prospecting Geophysics Ltd., a Quebec-based firm of which Mr. Ferderber is President, has provided us with a

Progress Report, dated August 29, 2000, which discusses these samples, which they had collected. Prospecting Geophysics Ltd. has been contracted to conduct further surveys and exploration on this property.

        Mr. Ferderber is the record owner of the property covered by the permits, which he has transferred to us. He had originally executed an agreement, as of June 20, 2000, transferring the right to explore the properties covered by the permits to us. This June 20, 2000 agreement was subsequently incorporated into the Acquisition Agreement discussed above. We have received an opinion of Lavery, de Billy, a firm of barristers and solicitors of Montreal, Canada, dated July 10, 2000, that Mr. Ferderber is the record owners of the permits under the Mining Act (Quebec), and that the permits are in good standing as of June 21, 2000. The opinion further states that at the date of examination, there were no liens, charges or encumbrances registered against any of the permits. The opinion disclaimed any physical verification of the location of the properties covered by the permits, and states that no survey of the area covered by the permits was conducted.

          The permits expire at dates ranging from October 17, 2004 to March 30, 2005. These permits, once expired, may be renewed for an additional five years at an annual license fee of $Cdn75 per square kilometer.

            Exploration Program

        We intend, in conjunction with Messrs. Ferderber and Hawkins (and their affiliated entities) to explore the properties from early-stage exploration through completion of the exploration phase. Prospecting Geophysics Ltd. will perform all exploration activities. We will be paying, pursuant to an agreement with Prospecting Geophysics Ltd., an hourly rate to Mr. Ferderber and his staff for their services, as well as reimbursement for expenses, including equipment, transportation, lodging and meals.

        Prospecting Geophysics Ltd. will commission crews of workers who will gather samples of rock from the properties, and transport the samples to a facility where they can be tested from properties which tend to indicate the presence of diamonds. We have established camp sites for the workers at the location of the properties, in order to decrease the costs of lodging. In addition, we plan to use commercial supply boats, rather than commissioning private boats, to transport the rock samples. Because the properties are only accessible by air, we plan to rent helicopters as well as fixed wing aircraft known as "beavers" to transport workers and samples to and from the properties.

        Due to extremely cold temperatures and snow accumulation caused by the inclement weather in the region during the period from, approximately, November to March, there can be no exploration on the properties covered by the permits during these months.

        Prospecting Geophysics Ltd. also identifies specific exploration targets in kimberlite dykes by examining maps of the area, and by using an airborne magnetometer. From the air, this magnetometer detects magnetic properties in the rock below. The data so gathered can be analyzed and used to focus the gathering process on areas of higher magnetism. Some underground sites can be located using certain geochemistry tests.

        Thus far we have begun early stage exploration activities, and have gathered samples from one property for analysis. An exploration team of eight men gathered samples and data at this property. The samples are taken from dykes or "pipes" containing kimberlite. These samples were analyzed by Lakefield Research Limited, of Ontario, an independent laboratory, which uses caustic dissolution to extract the diamonds from the samples. This laboratory issued reports dated September 26 and September 27, 2000, on two samples, one of which indicates that out of a 24.65 kilogram sample, two diamonds were found weighing
0.015 carats in the aggregate. The second sample of 30.22 kilograms yielded eight diamonds, with a total weight of 0.001 carats.

        During the second phase of our exploration stage, we, through Prospecting Geophysics Ltd., plan to find the extent of the kimberlite dykes that were located in phase one, and to gather larger mini-bulk and bulk samples. These next samples are expected to be up to 7,000 pounds. This should enable the Company to test for larger, and potentially more marketable diamonds which may, or may not, exist in the kimberlite dykes. There is, of course, a substantial risk that we will not find such diamonds. Prospecting Geophysics Ltd. will, at the same time, be attempting to locate additional kimberlite dykes and pipes, and sample them as well. The second stage exploration tasks began in April of 2001, after the weather in northwestern Quebec allowed for exploration activities. Phase two was suspended due to inclement weather during the winter months and it is expected to resume in April 2002.

        Prior to any decision to develop the properties, a diamond deposit must be assessed to determine the total tonnage of diamond bearing material, the average grade of the rock, the estimated size distribution of the diamonds in the deposit, and the average value, per carat, of the diamonds. Gathering this data usually takes, as noted above, at least two years. At the time, we will decide whether, and, if so, how, to proceed. We may seek either a joint venture partner or a senior partner that will undertake the exploration of the properties. It must be noted that there is a substantial risk that no commercially viable diamond deposit will be found, and if that is the case, we are likely to have difficulty finding any partners to undertake further exploration.

        Additionally, on March 27, 2001, the Gem Trade Laboratory of the Gemological Institute of America ("G.I.A."), an independent laboratory, issued a report in which they analyzed "random samples" of numerous transparent pink crystal fragments that were obtained from the property covered by our permits known as D.D.I #1 (See map at Appendix A on page 30 of this Annual Report) in October 2000, by our agent Prospecting Geophysics Ltd. The conclusion of the report was that the samples that ranged in size from approximately 0.40 to 0.70 MM consisted of natural corundum. Corundum is the hardest mineral after diamond. The samples obtained from the property covered by our permit were transparent pink suggesting that they consist of the "ruby" gem. A ruby is a red variety of the mineral corundum. We expect to continue to collect additional samples of this mineral during the 2002 exploration season.

        At the present time, we do not hold any interest in a mineral property that is in production. Our viability and potential success lie in our ability to successfully explore, exploit and generate revenue from our properties. There can be no assurance that such revenues will be obtained. The exploration of mineral deposits involves significant risks over a long period of time, which even a combination of careful evaluations, experience and knowledge may not eliminate. It is impossible to ensure that the current or proposed exploration programs on the exploration permits will be profitable or successful. Our inability to locate a viable diamond deposit on our properties could result in a total loss of our business. We believe that the typical cost to locate a diamond deposit can range from $US 5-10 million.

        Our exploration operations are subject to all of the hazards and risks normally incident to exploration of this type, any of which could result to damage to life or property, environmental damage, and possible legal liability for any or all damages. Our activities may be subject to prolonged disruptions due to weather conditions surrounding the location of properties over which we have permits. Difficulties, such as an unusual or unexpected rock formation encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of samples and data, and could delay our exploration program. While we may obtain insurance against certain risks in such amounts as we deem adequate, the nature of these risks are such that liabilities could exceed policy limits or be excluded from coverage. We do not currently carry insurance to protect against these risks and there is no assurance that we will obtain such insurance in the future. There are also risks against which we cannot, or may not elect to, insure. The potential costs which could be associated with any liabilities not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our final position, future earnings, and/or competitive position.

            Government Regulation and Licensing

        Our operations require licenses and permits from various governmental authorities. We believe that we presently hold all necessary licenses and permits required to carry on with our intended activities under applicable laws and regulations, and we believe that we are complying at the present time in all material respects with the terms of such licenses and permits. However, our licenses and permits are subject to changes in regulations and in various operating circumstances. We may not be able to obtain all necessary licenses and permits required to carry out exploration activities.

        We are currently subject to the environmental regulations set forth under the Environmental Act (Quebec), the Mining Act (Quebec) and the Forest Act (Quebec). We believe that we are in compliance with all of these acts, and moreover, we believe that the environmental impact of our exploration activities will be minimal. To the extent that we remove large amounts of rock or soil from the properties, we will likely have to replace such rock or soil, and remediate any environmental disruption caused by our activities. It is impossible to assess with any certainty the cost of such replacement or remediation activities, or the potential liability that we would face if we were to be found to have violated one, or more, of these Acts.

            Employees

        We do not have any full time employees at the present time. We have two part time employees, Mr. Teodosio V. Pangia, and Mr. Thomas Franzone, both of whom are executive officers. We have entered into a prospecting and survey agreement with Prospecting Geophysics Ltd. to act as an on-site project manager; they have four full time employees, and contract with other personnel on an as-needed basis.

            Competition

        The mineral exploration business is competitive in all of its phases. We expect to compete with numerous other exploration companies and individuals, including competitors with greater financial, technical and other resources than us, for the resources required for exploration. The greater resources of other entities will likely position these competitors to conduct exploration within a shorter time frame than we can, giving them a market advantage.

            Currency Fluctuation

        We also have exposure to currency fluctuations, since our properties are located in Canada, and thus our transactions are largely in Canadian dollars. Such fluctuations can materially affect our financial position and other results of operations. References to the "dollar" or "$US" in this Registration Statement are to United States Dollars, and "Canadian" or "$Cdn" refers to Canadian dollars. Unless otherwise stated, the translations of $US to $Cdn and vice versa have been made at the average rate for the year indicated. The following table sets forth the high and low exchange rate of the Canadian dollar per US dollar as of the latest praticable date and for each of the last six months:

PERIOD                   HIGH             LOW
March 26, 2002         1.5924(1)
February, 2002         1.6094           1.5889
January 2002           1.6125           1.5873
December 2001          1.5966           1.5610
November 2001          1.6034           1.5728
October 2001           1.5887           1.5583
September 2001         1.5785           1.5570

(1)     Represents the closing rate on March 26, 2002.

                             DESCRIPTION OF PROPERTY

        Please refer to Appendix A to this Annual Report at page 30, which contains a map of our permit locations.

        We do not own real property, nor do we hold any lease or other real property interest other than the exploration permits which we discuss above under the caption "Description of Business." As noted above, we have engaged Prospecting Geophysics Ltd. as our on-site project manager for our exploration activities.

        In compliance with Guide 7 of Industry Guides under the Securities Act of 1933 and the Securities Exchange Act of 1934, the following information is provided, since we are engaged or to be engaged in significant mining operations:

        (1) The permits were acquired in the Acquisition Agreement cover 469.05 square kilometers of properties in northwest Quebec, Canada, on the eastern shore of Ungava Bay. With the exception of the five (5) month period from November to March in which there is inclement weather in the area surrounding the properties, there is nothing preventing access to the properties. However, hazardous weather conditions could prevent us from accessing the properties in other months as well. The properties are only accessible by air via a helicopter or by boat. There are no roads that permit direct access to the properties.

        (2) Pursuant to an agreement between us and Peter Ferderber, Peter Ferderber has transferred to us six (6) permits for the properties. The properties covered by the permits are indicated on the map presented in Appendix A by the areas marked D.D.I. Further, pursuant to the Acquisition Agreement, in consideration for the permits, we have issued 1,000,000 shares of our common stock to Mr. Ferderber and have paid him $25,000 Canadian, and at Mr. Ferderber's request, $35,000 Canadian to Stanley G. Hawkins. We have obtained the opinion of Lavery, de Billy, Barristers and Solicitors of Montreal, Canada dated July 10, 2000, that Mr. Ferderber was the record owner of the permits under the Mining Act of Quebec and that the permits were in good standing as of June 21, 2000.

        (3) To our knowledge, Messrs. Ferderber and Hawkins staked the 469.05 square kilometer property in the Torngat fields in northwest Quebec, Canada, on the eastern shore of Ungava Bay in 1999, and there were no previous owners, operators, or operations on the property.

        (4) Although there can be no assurance of successful diamond development, initial progress reports of the property have indicated that there are micro diamonds on the property. A 24.65 kilogram sample taken from the property, has yielded two diamonds weighing 0.015 carats and a 30.22 kilogram sample has yielded eight diamonds weighing 0.001 carats.

            Geology

        The Torngat Property, where the properties for which we have mineral permits are located, lies within the Torngat mountain province. The crust in the province is thickened because two continental plates were pushed, more than a billion years ago, one on top of the other. The predominant rock type on the properties are the Tasiuyak Gneiss, a northwest trending belt of gneisses rock. The gneisses are considered to be altered sedimentary rocks.

        The rocks of the Torngat mountain province strike northwest-southeast within the Torngat property. Cross-cutting the gneisses, there are a number of kimberlite dykes. The individual dykes are dark green and generally coarse grained across most of their width.

        The properties are in a location over an early Precambrian bedrock segments which is bedrock dating back to the earliest era of geological history, called an "Archon." An Archon is an immobile segment of the earth's crust exceeding 1.5 billion years in age. Kimberlite, a form of igneous rock, is widely regarded as the main source for diamonds, and is reported from postulated Archon called the "Baltic Shield." Only in the past decade have diamond explorers recognized that these Baltic Shield rocks are potentially viable for diamonds.

        THE PROPERTY IS WITHOUT KNOWN RESERVES AND OUR PROPOSED PROGRAM IS EXPLORATORY IN NATURE. Exploration for diamonds on the properties began because the formation and layout of the rocks on the properties indicated that some of the rocks had been pushed up through the earth's crust. This is initially identified by geologists from the age and shape of the rocks. When these different or unexpected rock formations appear, geologist then consider the area surrounding these rocks as strong targets for exploration for diamonds. This is because, geologists believe, as the rocks are pushing up through the earth's surface from great depths, the rocks travel through diamond fields located below the earth's surface and therefore rocks containing diamonds are forced to the surface.

        Rocks containing these characteristics were identified on the properties covered by our mineral permits. Once these rocks were identified, we then conducted a magnetometer survey. The magnetometer is a small electronic device used by geologists to survey the land for areas of high magnetism. This can be used in the air or on the ground. This test is conducted because, when the rocks are being pushed through the earth's surface (as described above), in addition to bringing rocks containing diamonds, iron from below the Earth's surface is also forced to the surface. The magnetometer reads the surface of the Earth for any magnetism created by the iron upon the belief that if a particular property contains a high concentration of iron that was forced up from below the earth's surface, the property may also contain diamonds that have been similarly forced up to the surface.

        An airborne magnetometer survey was conducted over the properties for which we have mineral permits, and six (6) magnetic dykes were discovered. This indicated to us that these properties were potentially a source for diamonds. In addition, samples of rock taken from the properties have yielded small diamonds.

        We have hired Prospecting Geophysics Ltd. to conduct these exploration procedures. Mr. Peter Ferderber is the President of Prospecting Geophysics Ltd. Mr. Ferderber has over forty years of experience in mining exploration. Prospecting Geophysics Ltd. plans to conduct the exploration of the property which is expected to last for the next two years. The first phase involved identifying areas on the property from which to take samples and gathering small samples from the properties for analysis. This analysis to date has demonstrated the presence of 10 micro diamonds in two samples taken. The second phase involves determining the extent of any kimberlite dykes that were located in phase one and to gather mini-bulk and bulk samples. This will enable us to determine if there are larger and more marketable diamonds on the properties. The second phase began in April of 2001. Phase two was suspended due to inclement weather during the winter months and it is expected to resume operations in April 2002. The following is a breakdown of the estimated budget for particular aspects of our exploration activities:

Prospecting and geological mapping                          $   190,000.00
Helicopter support                                              225,000.00
Lodging and food                                                110,000.00
Airplane support                                                100,000.00
Mobilization and Demobilization                                  60,000.00
Fuel for helicopter, airplane and camps                          40,000.00
Fuel transport by boat                                            8,000.00
Pick-up truck rental                                             15,000.00
Testing samples for Diamonds                                    150,000.00
Property Taxes (Quebec Dept. of Natural Resources)               60,000.00
Supervision                                                      60,000.00

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

                                LEGAL PROCEEDINGS

        There are no legal proceedings pending or threatened against us.


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of calendar year 2001, no matters were submitted to a vote of the security holders of the Company.

                                    PART II.

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        We eventually plan to list our securities for trading on the OTC Bulletin Board. An application for trading has been prepared and submitted to NASD Regulation, Inc. and it is currently pending. To date, there is no trading market for our securities. Until such time as our shares are traded on a market or securities exchange our shareholders must offer or sell our common stock at a price of $.90 per share. Once traded on a market or securities exchange the offering price of our common stock will be determined by market factors.

        All of our 17,000,000 issued and outstanding shares of common stock are currently considered "restricted securities" and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Act unless registered under the Act.

        As of March 27, 2002 the number of holders of record of common stock was twenty-two (22).

        We do not anticipate paying any cash dividends on our common stock in the foreseeable future because we intend to retain our earnings to finance the expansion of our business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, our financial condition, capital requirements and business condition. We are prohibited from paying cash dividends on the common stock until any issued and outstanding preferred stock is converted into common stock. However, there were no shares of preferred stock outstanding as of December 31, 2001.

        On May 1, 2000, the Company sold 4,850,000 shares of its common stock for $.001 per share to the following persons in the amount indicated opposite each person's name:

TVP Capital Corp.                            3,475,000
Tom Franzone                                   275,000
Vasilik Kalantzakos                            100,000
Tunku Mudzaffar Bin Tunku Mustapha             250,000
Romeo Dibatista Sr.                            250,000
JJAB, LLC                                      500,000

        These shares were sold pursuant to Section 4(2) of the Act and were not issued in connection with any public offering. Teodosio V. Pangia is the sole shareholder of TVP Capital Corp. Tom Franzone is our Secretary and principal accounting officer. We issued 150,000 shares of common stock to Bondy & Schloss LLP, as payment for legal services valued at $3,750. Bondy & Schloss LLP is legal counsel to the Company.

        On May 20, 2000, pursuant to a private offering, we issued 10,000,000 shares of our common stock to Mr. Louis Lilling for $250,000. Mr. Lilling paid $25,000 of the purchase price of these shares in cash and the remainder in the form of a promissory note payable by November 20, 2000. These shares were issued pursuant to Rule 504 of Regulation D of the Securities Act and were not issued in connection with any public offering. There was no underwriting commissions in connection with the private offering. The promissory note was extended for six months until May 20, 2001. Mr. Lilling has paid the full amount of the outstanding principal and interest on the promissory note.

        Pursuant to the Acquisition Agreement dated September 12, 2000, we issued 1,000,000 shares of our common stock to each of Messrs. Ferderber and Hawkins in consideration for the acquisition of the exploration permits referred to in "Description of Business," above. These shares were issued pursuant to
Section 4(2) of the Act and were not issued in connection with any public offering.

        On February 14, 2002, our Registration Statement on Form SB-2, as amended, (File No. 333-71962) was declared effective by the SEC. We registered 1,835,000 shares of common stock, par value $.001 per share, solely on behalf of selling shareholders and thus we did not receive any proceeds from the sale of common stock offered through the Registration Statement. Until such time as our shares are traded on a market or securities exchange, the selling shareholders for whom shares were registered on the Registration Statement must offer or sell our common stock at a price of $.90 per share. Once traded on a market or securities exchange the offering price of our common stock will be determined by market factors. The offering will conclude when all of the 1,835,000 shares of common stock have been sold, the shares no longer need to be registered to be sold or we decide to terminate the registration of the shares.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
                                PLAN OF OPERATION

        The following discussion regarding us and our business and operations contains forward-looking statements. Such statements consist of any statement other than a recitation of historical fact, and can be identified by the use of such forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon, or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Summary of Significant Accounting Policies

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

      Net earnings (loss) per share:

        The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the period from April 24, 2000 to December 31, 2001.

      Foreign currency translation and transactions:

        Canadian assets and liabilities are translated at current exchange rates and expenses are translated at average exchange rates in effect during each period. Resulting translation adjustments, if material, would be recorded as a separate component of stockholders' deficiency. Foreign currency transaction gains and losses, which have not been material, are included in results of operations as incurred.

Our Plan of Operation

        We were incorporated in April of 2000, and do not have any significant operating history or financial results. We have only recently begun our early stage exploration activities, including gathering samples from one of the properties for analysis, building an infrastructure and filing Registration statements on Forms 10-SB and SB-2 as well as periodic filings with the Securities and Exchange Commission. As a result, for the fiscal year ended December 31, 2001 and the period from April 24, 2000 (date of inception) to December 31, 2000 and 2001 we incurred $828,229, $598,532 and $1,426,761 in exploration costs and $192,961, $115,084 and $308,045 in general and administrative expenses, respectively. We incurred a net loss of approximately $1,021,000 or $(.06) per share based on 15,795,418 weighted average shares outstanding for the fiscal year ended December 31, 2001 compared to approximately $714,000 or $(.05) per share based on 14,840,637 weighted average shares outstanding for the period from April 24, 2000 to December 31, 2000. We did not conduct any operations of a commercial nature during the period from April 24, 2000 to December 31, 2001. Through December 31, 2001 we have relied on advances of approximately $568,000 from our principal stockholders, trade payables of approximately $858,000 (including $758,000 owed to Prospecting Geophysics Ltd.), and proceeds of $254,850 from the sale of common stock to support our limited operations. As of December 31, 2001, we had approximately $300 of cash. We seek additional equity or debt financing of up to $1,500,000 which we plan to use for the second phase of our exploration program to be conducted through September 30, 2002, as well as working capital purposes. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

        Our business plan for the next year will consist of further exploration on the properties over which we hold the mineral exploration permits as well as preliminary marketing efforts. We intend to continue retaining Prospecting Geophysics Ltd. to analyze the results of phase one of our exploration program, and during phase two, to find the extent of the kimberlite dykes that were located in phase one and gather larger mini-bulk and bulk samples. These next samples are expected to be up to 7,000 lbs. Prospecting Geophysics, Ltd. will attempt to locate additional kimberlite dykes and pipes and sample them as well. They will attempt to conduct further geochemistry tests to locate underground dykes which are not visible at the surface and magnetic surveys to trace them. Additionally, during phase two, we intend to continue to collect and analyze the transparent pink crystal fragments found on the properties covered by our permits that consists of natural corundum and which we believe contain rubies. This phase began approximately April 15, 2001 and was suspended during the winter months due to inclement weather. This phase is expected to resume in April 2002.

        After consulting with Prospecting Geophysics Ltd., we estimate that it will require approximately $1,000,000 to $1,200,000 to conduct our exploration program through September 30, 2002. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. We plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D of through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

        We do not expect to make any direct expenditures to purchase any equipment as all equipment necessary will be provided by Prospecting Geophysics Ltd. pursuant to the Prospecting and Survey Agreement dated November 14, 2000. However, we will reimburse Prospecting Geophysics, Ltd. for all of its out of pocket expenses including equipment rental.

        We now employ two individuals on a part time basis, both of whom are executive officers. We do not expect any significant changes in the number of employees within the next twelve months.


                           FORWARD LOOKING STATEMENTS

        This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

                              FINANCIAL STATEMENTS

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)



                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 14

BALANCE SHEET
      DECEMBER 31, 2001                                                  15

STATEMENTS OF OPERATIONS
      YEAR ENDED DECEMBER 31, 2001 AND PERIODS FROM APRIL 24,
      2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000 AND 2001             16

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
      YEAR ENDED DECEMBER 31, 2001 AND PERIODS FROM APRIL 24,
      2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000 AND 2001             17

STATEMENTS OF CASH FLOWS
      YEAR ENDED DECEMBER 31, 2001 AND PERIODS FROM APRIL 24,
      2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000                      18

NOTES TO FINANCIAL STATEMENTS                                            19-23


                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Diamond Discoveries International Corp.


We have audited the accompanying balance sheet of DIAMOND DISCOVERIES INTERNATIONAL CORP. (An Exploration Stage Company) as of December 31, 2001, and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2001 and the periods from April 24, 2000 (date of inception) to December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Discoveries International Corp. as of December 31, 2001, and its results of operations and cash flows for the year ended December 31, 2001 and the periods from April 24, 2000 (date of inception) to December 31, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company had not generated any revenues from its operations and it had working capital and stockholders' deficiencies as of December 31, 2001. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                               J.H. Cohn LLP

Roseland, New Jersey
March 22, 2002

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                DECEMBER 31, 2001



ASSETS

Current assets - cash                                                  $       341
                                                                       ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
      Accounts payable:
        Prospecting Geophysics Ltd                                     $   758,451
        Other                                                               99,759
      Advances from stockholders                                           568,337
                                                                       -----------
              Total liabilities                                          1,426,547
                                                                       -----------

Stockholders' deficiency:
     Preferred stock, par value $.001 per share; 20,000,000 shares
         authorized; none issued                                                --
     Common stock, par value $.001 per share; 80,000,000 shares
         authorized; 17,000,000 shares issued and outstanding               17,000
     Additional paid-in capital                                            291,600
     Deficit accumulated during the exploration stage                   (1,734,806)
                                                                       -----------
              Total stockholders' deficiency                            (1,426,206)
                                                                       -----------

              Total                                                    $       341
                                                                       ===========


See Notes to Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                  YEAR ENDED DECEMBER 31, 2001 AND PERIODS FROM
        APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000 AND 2001



                                                                April 24 to December 31,
                                                                -------------------------------
                                                  2001              2000              2001
                                              ------------      ------------      ------------

Revenues                                      $         --      $         --      $         --
                                              ------------      ------------      ------------

Operating expenses:
      Exploration costs - Prospecting
           Geophysics Ltd.                         828,229           598,532         1,426,761
      General and administrative expenses          192,961           115,084           308,045
                                              ------------      ------------      ------------
               Totals                            1,021,190           713,616         1,734,806
                                              ------------      ------------      ------------

Net loss                                      $ (1,021,190)     $   (713,616)     $ (1,734,806)
                                              ============      ============      ============

Basic net loss per common share               $       (.06)     $       (.05)
                                              ============      ============

Basic weighted average common shares
      outstanding                               15,795,418        14,840,637
                                              ============      ============


See Notes to Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
          YEAR ENDED DECEMBER 31, 2001 AND PERIODS FROM APRIL 24, 2000
                (DATE OF INCEPTION) TO DECEMBER 31, 2000 AND 2001




                                                    Preferred Stock                    Common Stock            Additional
                                            --------------------------------    --------------------------       Paid-in
                                                Shares            Amount          Shares          Amount         Capital
                                            --------------    --------------    -----------    -----------    --------------
Issuance of shares to founders
     effective as of April 24, 2000                     --    $           --      4,850,000    $     4,850

Issuance of shares as payment
     for legal services                                                             150,000            150    $        3,600

Issuance of shares in connection
     with acquisition of mineral permits                                          2,000,000          2,000            48,000

Subscription for purchase of
     10,000,000 shares                                                           10,000,000         10,000           240,000

Proceeds from issuance of common
     stock

Net loss
                                            --------------    --------------    -----------    -----------    --------------

Balance, December 31, 2000                              --                --     17,000,000         17,000           291,600

Proceeds from issuance of common
     stock

Net loss
                                            --------------    --------------    -----------    -----------    --------------

Balance, December 31, 2001                              --    $           --     17,000,000    $    17,000    $      291,600
                                            ==============    ==============    ===========    ===========    ==============


                                               Deficit
                                             Accumulated
                                             During the            Subscriptions Receivable
                                             Exploration       --------------------------------
                                                Stage              Shares             Amount          Total
                                            --------------     --------------    --------------    -----------
Issuance of shares to founders
     effective as of April 24, 2000                                                                $     4,850

Issuance of shares as payment
     for legal services                                                                                  3,750

Issuance of shares in connection
     with acquisition of mineral permits                                                                50,000

Subscription for purchase of
     10,000,000 shares                                             10,000,000    $     (250,000)

Proceeds from issuance of common
     stock                                                         (1,000,000)           25,000         25,000

Net loss                                    $     (713,616)                                           (713,616)
                                            --------------     --------------    --------------    -----------

Balance, December 31, 2000                        (713,616)         9,000,000          (225,000)      (630,016)

Proceeds from issuance of common
     stock                                                         (9,000,000)          225,000        225,000

Net loss                                        (1,021,190)                                         (1,021,190)
                                            --------------     --------------    --------------    -----------

Balance, December 31, 2001                  $   (1,734,806)                --    $           --    $(1,426,206)
                                            ==============     ==============    ==============    ===========


See Notes to Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                  YEAR ENDED DECEMBER 31, 2001 AND PERIODS FROM
        APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000 AND 2001



                                                                                   April 24 to December 31,
                                                                                   ----------------------------
                                                                      2001             2000             2001
                                                                  -----------      -----------      -----------
Operating activities:
      Net loss                                                    $(1,021,190)     $  (713,616)     $(1,734,806)
      Adjustments to reconcile net loss to net
           cash used in operating activities:
           Costs of services paid through issuance
               of common stock                                                           3,750            3,750
           Cost of mineral permits paid through the
               issuance of common stock                                                 50,000           50,000
           Changes in operating assets and liabilities:
               Accrued interest                                        13,800          (13,800)
               Accounts payable                                       470,141          388,069          858,210
                                                                  -----------      -----------      -----------
                    Net cash used in operating activities            (537,249)        (285,597)        (822,846)
                                                                  -----------      -----------      -----------

Financing activities:
      Advances from stockholders, net                                 296,566          271,771          568,337
      Proceeds from issuance of common stock                          225,000           29,850          254,850
                                                                  -----------      -----------      -----------
                    Net cash provided by financing activities         521,566          301,621          823,187
                                                                  -----------      -----------      -----------

Net increase in cash                                                  (15,683)          16,024              341

Cash, beginning of period                                              16,024               --               --
                                                                  -----------      -----------      -----------

Cash, end of period                                               $       341      $    16,024      $       341
                                                                  ===========      ===========      ===========


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

        Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of December 31, 2001. Accordingly, it is considered an "exploration stage company" for accounting purposes.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders' deficiency of approximately $1,426,000 as of December 31, 2001. Management believes that the Company will not generate any revenues during the two year period subsequent to December 31, 2001 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Management also believes that the Company will need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

        Management plans to obtain such financing through private offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least December 31, 2002 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies (concluded):

      Net earnings (loss) per share:

        The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the period from April 24, 2000 to December 31, 2001.

      Foreign currency translation and transactions:

        Canadian assets and liabilities are translated at current exchange rates and expenses are translated at average exchange rates in effect during each period. Resulting translation adjustments, if material, would be recorded as a separate component of stockholders' deficiency. Foreign currency transaction gains and losses, which have not been material, are included in results of operations as incurred.


      Recent accounting pronouncements:

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144 provides guidance on the implementation of previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. Management does not believe that the adoption of SFAS 144 will have a material impact on the Company's consolidated financial position or results of operations.

        The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of December 31, 2001 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the period from April 24, 2000 to December 31, 2001, and it does not believe that any of those pronouncements will have any significant impact on the Company's financial statements at the time they become effective.


Note 3 - Permits:

        Pursuant to an agreement consummated on September 12, 2000, the Company acquired certain permits in the Torngat Fields from Peter Ferderber and
        S. G. Hawkins, who are key consultants and advisors to the Company, for total consideration of $90,540, of which $40,540 ($60,000 Canadian) represents the amount paid in cash and $50,000 represents the fair value of a total of 2,000,000 shares of the Company's common stock issued to Messrs. Ferderber and Hawkins. The exchange of shares for the permits was a noncash transaction that is not reflected in the accompanying statements of cash flows for the periods from April 24, 2000 to December 31, 2000 and 2001.

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


Note 4 - Advances from stockholders:

        Advances from stockholders of $568,337 at December 31, 2001 were noninterest bearing and due on demand.

        Although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from stockholders because of the relationship of the Company and its stockholders, it believes that the advances will be repaid on a short-term basis and, accordingly, the carrying value of the advances approximated fair value as of December 31, 2001.


Note 5 - Preferred stock:

        As of December 31, 2001, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company's Board of Directors, subject to certain limitations set forth in the Company's Articles of Incorporation. No shares of preferred stock had been issued by the Company as of December 31, 2001.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



Note 6 - Common stock issued for services:

        During the period from April 24, 2000 to December 31, 2000, the Company issued 150,000 shares of common stock as payment for legal services. Accordingly, general and administrative expenses in the accompanying statement of operations, and common stock and additional paid-in capital in the accompanying statements of stockholders' deficiency, for the periods from September 24, 2000 to December 31, 2000 and 2001 were increased to reflect the estimated fair value of the shares of $3,750.


Note 7 - Stock subscription receivable:

        On May 20, 2000, the Company completed the sale of 10,000,000 shares of common stock for $250,000, or $.025 per share, through a private placement intended to be exempt from registration under the Securities Act of 1933. Initially, the buyer paid $25,000 in cash and $225,000 through the issuance of a 10% promissory note. The exchange of shares for a note receivable was a noncash transaction that is not reflected in the accompanying statements of cash flows for the periods from September 24, 2000 to December 31, 2000 and 2001. In addition, the note receivable is reflected as a separate component of stockholders' deficiency in the accompanying balance sheet. The 10% promissory note was paid on May 20, 2001.


Note 8 - Income taxes:

        As of December 31, 2001, the Company had net operating loss carryforwards of approximately $1,735,000 available to reduce future Federal taxable income which will expire in 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $694,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2001.

        The Company had also offset the potential benefits from net operating loss carryforwards of approximately $286,000 by an equivalent valuation allowance as of December 31, 2000. As a result of the increases in the valuation allowance of $40,800 for the year ended December 31, 2001 and $286,000 for the period from April 24, 2000 to December 31, 2000, the Company did not recognize any credits for income taxes in the accompanying statements of operations to offset its pre-tax losses in those periods.



                                      * * *

                                    PART III

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The following Table sets forth certain information regarding the executive officers and directors of the Company as of March 27, 2002:


NAME                         AGE               COMPANY POSITION
Teodosio V. Pangia            42                   Chairman/CEO
Thomas Franzone               44             Secretary/Director
Peter Ferderber               73                     Consultant
Stanley G. Hawkins            69                        Advisor


TEODOSIO V. PANGIA

        Mr. Pangia has been Chairman, CEO and a Director of the Company since our formation in April 2000. He is the Chairman of TVP Capital Corp., a U.S. based venture capital company which he founded in April 2000 and which has provided consulting services to the Company since April 2000. Since July 2000, Mr. Pangia has been a Director and Chief Executive Officer of Enviro Industrial Technologies, Inc., a mineral processing company. From June 1997 to present, Mr. Pangia has been President of Tyler Dylan Corp., an Ontario, Canada based investment company. Mr. Pangia is the only employee of Tyler Dylan Corp. From June 1997 to July 1999, Mr. Pangia was a co-founder and consultant of Environmental Solutions Worldwide, a company with five employees that is involved in the research and development of new products for the environmental sector, with an emphasis on catalytic emission control products. From 1995 through 1997, Mr. Pangia was Director and Chief Executive Officer of Ecology Pure Air International, a Canadian company with five employees engaged in developing an automobile fuel catalyst. From 1992-1995, Mr. Pangia was a Director and Chief Executive Officer of EPA Enterprises, a Canadian company with five employees engaged in developing pre-combustion fuel technology. In 1997, a petition in bankruptcy was brought against Mr. Pangia in the Ontario Court of Justice. That petition, and a related order, were dismissed. Mr. Pangia anticipates spending approximately one-third of his professional time on the business of the Company. Mr. Pangia appeared before the Ontario Securities Commission on December 5, 2001 to set a date for a pre-hearing in a matter in which it has been alleged by the Ontario Securities Commission that during the period from March 1995 to February 1996 Mr. Pangia traded certain securities in Canada without being registered to do so and also engaged in a distribution of securities without filing a preliminary prospectus or prospectus. A pre-hearing date has been set for April 30, 2002. In addition, Mr. Pangia will appear before the Ontario Securities Commission on May 6, 2002 to set a hearing date.

THOMAS FRANZONE

        Mr. Franzone is a director and the secretary and principal accounting officer of our Company. He has been the President of Enviro Industrial Technologies, Inc., a mineral processing company with two employees, since its formation in April 2000. From 1998 until he joined Enviro Industrial Technologies, Inc., he was the President and sole employee of Franzone Consulting Corp. located in New York City, a business and accounting consultant company. From 1996 to 1999 Mr. Franzone held the position of controller at Direct Approach Marketing, a direct marketing company with twenty-two employees. He came to Direct Approach Marketing after spending a year at Patient Education Media Time Life Medical, a company that employed seventy people and produced medical information videos, where he held the position of Accounting Manager. From November 1989 to 1995 he worked as Controller for Empire Diamond Corp. a company with ten employees that bought and sold estate jewelry. Mr. Franzone anticipates spending approximately one-third of his professional time on the business of the Company.

PETER FERDERBER

        Mr. Ferderber is not an employee of ours but has been included here because we will rely heavily on his services and expertise. He is a consultant to the Company. He has been involved in mining exploration for over forty years. He has been the President of Prospecting Geophysics Ltd., a mining geophysics company located in Quebec, Canada, since 1955 and was awarded the "Prospector of the Year," the Prospectors and Developers Association award for Canada and the Province of Quebec in 1979.

STANLEY G. HAWKINS

        Mr. Hawkins is not an employee of ours but has been included here because we will rely heavily on his services and expertise. He is an advisor to the Company in the area of mineral exploration. Since 1995, he has been the President of Tandem Resources Ltd., a Canadian Company listed on the Montreal Stock Exchange (TDM-ME), involved in managing mining explorations. Mr. Hawkins holds a degree in Engineering: Mining from the University of Toronto.


            Conflicts of Interest

        Our management has other financial and business interests to which a significant amount of time is devoted which may pose conflicts of interest with regard to allocation of their time and efforts. Teodosio Pangia, our president, director and CEO is also the sole principal of TVP Capital Corp., a Delaware corporation and holder of 20.44% of our common stock and beneficially owns and/or controls, either directly or indirectly, six companies, Altea Investments, Ltd., Gata Investments, Ltd., Baychester Investments, Ltd., Bekeman Investments, Ltd., Aester Investment Holdings Limited and S D Investments, Ltd., which in the aggregate hold 4,950,000 shares or 29.12% of our shares of common stock. There can be no assurance that management will resolve all conflicts of interest in favor of Diamond Discoveries. Failure of management to conduct Diamond Discoveries' business in its best interest may result in liability of the management to Diamond Discoveries.

            Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Exchange Act requires the Company's director's and executive officers, and persons who own more than 10% of the Company's outstanding common stock, to file with the SEC, initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's common stock and other equity securities of the Company. To the Company's knowledge, all required reports have been filed for the fiscal year ended December 31, 2001, except that Teodosio V. Pangia is late in filing a report for the acquisition of 4,950,000 shares by various entities that are beneficially owned and/or controlled (directly or indirectly) by Mr. Pangia (See Security Ownership of Certain Beneficial Owners and Management).

                             EXECUTIVE COMPENSATION

        We have not entered into employment agreements with any of our officers or directors.

        Mr. Pangia and Mr. Franzone, our executive officers, have not yet received any annual salary compensation for their services. However, the executive officers will likely receive an annual salary or other compensation in the future.

        We have issued 3,475,000 shares of common stock, at $.001 per share, to TVP Capital Corp., of which Mr. Pangia is the sole shareholder. We have also issued 275,000 shares of common stock, at $.001 per share, to Mr. Franzone. These shares were issued as founders' shares at par value, and so have not been recorded as compensation.

               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

        The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group:

           NAME AND ADDRESS OF                         AMOUNT AND NATURE OF                APPROXIMATE % OF CLASS(2)
           BENEFICIAL OWNER(1)                              OWNERSHIP
        Teodosio V. Pangia                                   8,425,000(3)                             49.56%
        President, CEO and Director

        Thomas Franzone                                        275,000                                  1.6%
        Secretary

        Directors and Officers as a Group                    8,700,000                                51.18%

        TVP Capital Corp.(4)                                 3,475,000                                20.44%

        Stanley G. Hawkins                                   1,000,000(5)                              5.88%
        c/o Tandem Resources, Ltd.
        111 Richmond Street West
        Suite 402
        Toronto, Ontario, Canada
        M5H 2G4

        Peter Ferderber                                      1,000,000(5)                              5.88%
        c/o Prospecting Geophysics, Ltd.
        114 Rue Villeneuve
        Val-D'or, Quebec, Canada
        J9P-3L7

        Louis Lilling                                        1,725,000(6)                             10.15%
        142 Wycoff Way West
        East Brunswick, NJ 08818

        Toscana Group(7)                                     1,000,000                                 5.88%
        76 Cliff Road
        Belle Terre, NY 11777

        Gaye Knowles                                         1,200,000(8)                              7.06%
        Management International Building
        East Bay Street
        P.O.N.-8188 Nassau, The Bahamas

(1) Unless otherwise indicated, the beneficial owner's address is the same as the Company's principal office.

(2) Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.

(3) Includes an aggregate of 4,950,000 shares held Altea Investments, Ltd., Gata Investments, Ltd., Bekeman Investments, Ltd., SD Investments, Ltd., Baychester Investments Ltd., and Aester Investments Holdings Limited, companies beneficially owned and/or controlled (directly or indirectly) by Mr. Pangia, and 3,475,000 shares held by TVP Capital Corp. See footnote (4) below.

(4) Teodosio V. Pangia is the sole officer, director and shareholder of TVP Capital Corp.

(5)     Shares have been beneficially owned as of September 12, 2000.

(6)     Shares have been beneficially owned as of May 20, 2000.

(7) William Hayde, the President of Toscana Group is an affiliate of a member firm of the National Association of Securities Dealers, Inc. These shares have been beneficially owned as of March 19, 2001.

(8) Includes shares owned by Lynx Enterprises, Inc., Rival Enterprises, Inc., and Enviro Technical Products Ltd., companies beneficially owned and/or controlled (directly or indirectly) by Mr. Knowles.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Teodosio Pangia, our president, director and CEO, is the sole principal of TVP Capital Corp, a Delaware corporation which owns 3,475,000 shares or 20.44% of our shares of common stock and beneficially owns and/or controls, either directly or indirectly, six companies, Altea Investments, Ltd., Gata Investments, Ltd., Baychester Investments, Ltd., Bekeman Investments, Ltd., Aester Investments Holdings Limited and S D Investments, Ltd., which in the aggregate hold 4,950,000 shares or 29.12% of our shares of common stock.

        We have entered into an Acquisition Agreement dated September 12, 2000 with Mr. Ferderber, Mr. Hawkins and Tandem Resources Ltd. The Acquisition Agreement provides for us to purchase certain mineral exploration permits from Messrs. Ferderber and Hawkins. Such permits cover 469.05 square kilometers in the Torngat fields in northwest Quebec, Canada, on the eastern shore of Ungava Bay. As consideration for the acquisition of these permits, we have issued 1,000,000 shares of our common stock to each of Messrs. Ferderber and Hawkins and have paid $35,000 Canadian to Mr. Hawkins and $25,000 Canadian to Mr. Ferderber.

        In addition, the Acquisition Agreement further provides for an option to Tandem Resources Ltd., to purchase 40% of the properties covered by the permits conditioned on (i) the Company expending $5,000,000 Canadian on exploration of the properties; (ii) Tandem paying us $2,000,000 Canadian and (iii) Tandem entering into a joint venture agreement with us to operate the properties within 60 days of our demonstrating expenditure of $5,000,000 Canadian on exploration of the properties. In addition, we will have twenty-one (21) days from the date we notify Tandem that we have expended $5,000,000 Canadian on exploration of the properties, to negotiate a financing agreement with Tandem to provide Tandem with the $2,000,000 Canadian required to exercise the option. Should no agreement be reached in the twenty-one (21) day period, our right to provide this financing shall expire. Also, upon the closing of the acquisition, we assigned to Messrs. Ferderber and Hawkins a one (1%) percent interest in the Net Smelter Returns of the properties, half of which is payable over the first $50,000,000 Canadian in revenues from the properties. This interest in the Net Smelter Returns terminates once Ferderber and Hawkins have received, in the aggregate, $10,000,000 Canadian.

        In connection with the Acquisition Agreement, Mr. Ferderber has executed an agreement with us as of June 20, 2000 which transfers mineral rights over all of the properties to us.

        We have entered into a Prospecting and Survey Agreement with Prospecting Geophysics Ltd. dated November 20, 2000, whereby Prospecting Geophysics Ltd. will act as the project manager for the Company's mineral exploration operations. Peter Ferderber is the President of Prospecting Geophysics Ltd. Under the agreement, we are to pay for Mr. Ferderber's services at a rate of $500 per day, on days that he personally attends the properties, in addition to reimbursing all expenses incurred by Prospecting Geophysics on behalf of the Company. Mr. Ferderber anticipates attending the properties approximately five to seven days every month. Prospecting Geophysics is required under the agreement to conduct prospecting and surveying activities on our behalf. The agreement has a term of eighteen (18) months with automatic renewal unless either party gives 30 days' notice of its intent to terminate. During the year ended December 31, 2001 and the periods from April 24, 2000 (date of inception) to December 31, 2000 and 2001, the Company incurred exploration costs by Prospecting Geophysics Ltd. of $828,229, $598,532 and $1,426,761, respectively. In addition, the Company owed Prospecting Geophysics Ltd. $758,451 at December 31, 2001.



        We believe that the terms of the above transactions are on terms at least as favorable to us as could have been obtained from arms-length negotiations with unrelated third parties.

                        EXHIBITS AND REPORTS ON FORM 8-K

        There were no Current Reports on Form 8-K filed by the Registrant during the fourth quarter of the calendar year ended December 31, 2002.

        EXHIBIT DESCRIPTION OF DOCUMENT
        NUMBER
        3.1     Articles of Incorporation as filed on April 24, 2000(1)

        3.2     Bylaws of Diamond Discoveries International Corp.(1)

        10.1    Acquisition Agreement dated September 12, 2000 between the
                Company and Peter Ferderber, Stanley Hawkins and Tandem
                Resources Ltd.(2)

        10.2    Prospecting and Survey Agreement between Prospecting Geophysics
                Ltd and the Company dated August 14, 2000.(1)

        10.3    Transfer of Mining Rights between Peter Ferderber and the
                Company dated June 20, 2000.(1)

        10.4    Option Agreement between Diamond Discoveries International Corp.
                and Tandem Resources Ltd. dated September 12, 2000.(2)

        10.5    Revised Prospecting and Survey Agreement between Prospecting
                Geophysics Ltd. and the Company dated November 20, 2000.(2)


        99.1    Title opinion of Lavery, de Billy on the Mining Exploration
                Permits.(1)


        (1) Previously filed on September 21, 2000 as part of the Company's Registration Statement on Form 10-SB, File No. 0-31585.

        (2) Previously filed on December 1, 2000 as part of the Company's Amended Registration Statement on Form 10-SB, File No. 0-31585.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diamond Discoveries International Corp.


By:       /s/ Teodosio V. Pangia
        -----------------------------------------
        Teodosio V. Pangia, CEO

Dated: April 1, 2002


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Teodosio V. Pangia
        -----------------------------------------
        Teodosio V. Pangia, CEO and Chairman
        and Director

Dated: April 1, 2002


By:      /s/ Thomas Franzone
        -----------------------------------------
        Thomas Franzone, Secretary, Treasurer and
        Principal Accounting Officer

Dated: April 1, 2002

                                   APPENDIX A

                                     [MAP]