Form 10QSB
period 2002-03-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2002-05-15
CIK 1123836

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)


  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (Name of Small Business Issuer)



          Delaware                                        06-1579927
(State or Other Jurisdiction                   (IRS Employer Identification No.)
     of Incorporation)


                            1133 Broadway, 8th Floor
                               New York, NY 10010
                    (Address of Principal Executive Offices)

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

The number of shares outstanding of Registrant's common stock, as of May 14, 2002 is 18,100,000.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)



                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEET
            MARCH 31, 2002 (UNAUDITED)                                     F-2

         CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
            PERIOD FROM APRIL 24, 2000 (DATE OF INCEPTION) TO
            MARCH 31, 2002 (UNAUDITED)                                     F-3

         CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
            THREE MONTHS ENDED MARCH 31, 2002 AND PERIOD FROM
            APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2002
            (UNAUDITED)                                                    F-4

         CONDENSED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND PERIOD
            FROM APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2002
            (UNAUDITED)                                                    F-5

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               F-6/8



                                      * * *

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)




                                     ASSETS

Current assets - cash                                                $       276
                                                                     ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
   Accounts payable:
      Prospecting Geophysics Ltd.                                    $   723,451
      Other                                                               86,262
   Advances from stockholders                                            628,337
                                                                     -----------
        Total liabilities                                              1,438,050
                                                                     -----------

Stockholders' deficiency:
   Preferred stock, par value $.001 per share; 20,000,000 shares
      authorized; none issued                                                 --
   Common stock, par value $.001 per share; 80,000,000 shares
      authorized; 17,000,000 shares issued and outstanding                17,000
   Additional paid-in capital                                            291,600
   Deficit accumulated during the exploration stage                   (1,746,374)
                                                                     -----------
         Total stockholders' deficiency                               (1,437,774)
                                                                     -----------

         Total                                                       $       276
                                                                     ===========




See Notes to Condensed Financial Statements

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND PERIOD FROM
              APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2002
                                   (Unaudited)



                                                                Three Months
                                                               Ended March 31,
                                                        -----------------------------
                                                            2002             2001          Cumulative
                                                        ------------     ------------     ------------

Revenues                                                $         --     $         --     $         --
                                                        ------------     ------------     ------------

Operating expenses:
   Exploration costs - net charges (reimbursements)
      by Prospecting Geophysics Ltd.                         (35,000)          38,910        1,391,761
   General and administrative expenses                        46,568           56,722          354,613
                                                        ------------     ------------     ------------
         Totals                                               11,568           95,632        1,746,374
                                                        ------------     ------------     ------------

Net loss                                                $    (11,568)    $    (95,632)    $ (1,746,374)
                                                        ============     ============     ============

Basic net loss per common share                         $        (--)    $       (.01)
                                                        ============     ============

Basic weighted average common shares
   outstanding                                            17,000,000       12,374,434
                                                        ============     ============




See Notes to Condensed Financial Statements.

                    DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

          CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        THREE MONTHS ENDED MARCH 31, 2002 AND PERIOD FROM APRIL 24, 2000
                     (DATE OF INCEPTION) TO MARCH 31, 2002


                                                                                                               Deficit
                                                                                                             Accumulated
                                                    Preferred Stock      Common Stock        Additional       During the
                                                    ---------------     -----------------      Paid-in        Exploration
                                                    Shares   Amount     Shares     Amount      Capital           Stage
                                                    ---------------     ------     ------    ----------      ------------
Issuance of shares to founders
  effective as of April 24, 2000                       --     $  --     4,850,000   $ 4,850

Issuance of shares as payment
  for legal services                                                      150,000       150     $   3,600

Issuance of shares in connection
  with acquisition of mineral permits                                   2,000,000     2,000        48,000

Subscription for purchase of
  10,000,000 shares                                                    10,000,000    10,000       240,000

Proceeds from issuance of common stock

Net loss                                                                                                      $ (713,616)
                                                    ------  -------    -----------  -------    ----------     ----------
Balance, December 31, 2000                              --       --     17,000,000   17,000       291,600       (713,616)

Proceeds from issuance of common stock

Net loss                                                                                                       (1,021,190)
                                                    ------  -------    -----------  -------    ----------     -----------
Balance, December 31, 2001                              --       --     17,000,000   17,000       291,600      (1,734,806)

Net loss                                                                                                          (11,568)
                                                    ------  -------    -----------  -------    ----------     -----------
Balance, March 31, 2002                                  -  $     -     17,000,000  $17,000    $  291,600     $(1,746,374)
                                                    ======  =======    ===========  =======    ==========     ===========

                                                                        Subscriptions Receivable
                                                                ----------------------------------------
                                                                Shares            Amount             Total
                                                                ------            ------           ----------
Issuance of shares to founders                                                                     $    4,850
 effective as of April 24, 2000

Issuance of shares as payment
  for legal services                                                                                    3,750

Issuance of shares in connection
  with acquisition of mineral permits                                                                  50,000

Subscription for purchase of
  10,000,000 shares                                              10,000,000       $(250,000)

Proceeds from issuance of common stock                           (1,000,000)         25,000            25,000

Net loss                                                                                             (713,616)
                                                                 ----------       ---------        ----------
Balance, December 31, 2000                                        9,000,000        (225,000)         (630,016)

Proceeds from issuance of common stock                           (9,000,000)        225,000           225,000

Net loss                                                                                           (1,021,190)
                                                                 ----------       ---------        ----------
Balance, December 31, 2001                                               --              --        (1,426,206)

Net loss                                                                                              (11,568)
                                                                 ----------       ---------       -----------
Balance, March 31, 2002                                                  --       $      --       $(1,437,774)
                                                                 ==========       =========       ===========

                  See Notes to Condensed Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND PERIOD FROM
              APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2002
                                   (Unaudited)


                                                                  Three Months
                                                                 Ended March 31,
                                                          -----------------------------
                                                              2002             2001          Cumulative
                                                          ------------     ------------     ------------

Operating activities:
   Net loss                                               $    (11,568)    $    (95,632)    $ (1,746,374)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Costs of services paid through issuance of
         common stock                                                                              3,750
      Cost of mineral permits paid through
         issuance of common stock                                                                 50,000
      Changes in operating liabilities - accounts
         payable                                               (48,497)          (6,737)         809,713
                                                          ------------     ------------     ------------
            Net cash used in operating activities              (60,065)        (102,369)        (882,911)
                                                          ------------     ------------     ------------

Financing activities:
   Advances from (payments to) stockholders, net                60,000          (63,233)         628,337
   Proceeds from issuance of common stock                                       195,833          254,850
                                                          ------------     ------------     ------------
            Net cash provided by financing activities           60,000          132,600          883,187
                                                          ------------     ------------     ------------

Net increase (decrease) in cash                                    (65)          30,231              276

Cash, beginning of period                                          341           16,024               --
                                                          ------------     ------------     ------------

Cash, end of period                                       $        276     $     46,255     $        276
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

            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2002, its results of operations and cash flows for the three months ended March 31, 2002 and 2001, its changes in stockholders' deficiency for the three months ended March 31, 2002 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to March 31, 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2001 and for the periods ended December 31, 2001 and 2000 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2001 that was previously filed with the SEC.

            The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation (concluded):

            Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of March 31, 2002. Accordingly, it is considered an "exploration stage company" for accounting purposes.

            The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders' deficiency of $1,437,774 as of March 31, 2002. Management believes that the Company will not generate any revenues during the twelve month period subsequent to March 31, 2002 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Although the Company received total consideration of $495,000 as a result of the completion of a private placement of 1,100,000 units of common stock and warrants to purchase common stock on May 1, 2002 (see Note 5 herein), management believes that the Company will still need total additional financing of approximately $1,000,000 to continue to operate as planned during the twelve month period subsequent to March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

            Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least March 31, 2003 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

            The accompanying condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 2 - Net earnings (loss) per share:

            The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the period from April 24, 2000 to March 31, 2002.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3 - Advances from stockholders:

            Advances from stockholders of $628,337 at March 31, 2002 were noninterest bearing and due on demand.


Note 4 - Income taxes:

            As of March 31, 2002, the Company had net operating loss carryforwards of approximately $1,746,000 available to reduce future Federal taxable income which will expire through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $699,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2002.

            The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2001. As a result of the increases in the valuation allowance of $4,600 in the three months ended March 31, 2002; $38,300 in the three months ended March 31, 2001 and $699,000 in the period from April 24, 2000 to March 31, 2002, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.


Note 5 - Subsequent event:

            On May 1, 2002, the Company received total consideration of $495,000 as a result of the sale of 1,100,000 units of common stock and warrants to purchase common stock at $.45 per unit through a private placement intended to be exempt from registration under the Securities Act of 1933. Each unit consisted of 1 share of common stock and 1 warrant to purchase 1 share of common stock exercisable at $.75 per share through May 1, 2004.

                                      * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

      The Company was incorporated in April of 2000, and does not have any significant operating history or financial results. The Company is continuing its early stage exploration activities, including gathering samples from one of the properties for analysis, building an infrastructure and applying for an initiation of a quote of its common stock on the OTC Bulletin Board. Due to inclement weather in Canada during the winter months, the Company did not incur any exploration costs for the three months ended March 31, 2002 and does not intend to restart exploratory activities until the summer. For the three months ended March 31, 2002 the Company was refunded $35,000 of a previously expensed exploration cost from Ministries de Quebec. In addition, for the three months ended March 31, 2001 and the period from April 24, 2000 (date of inception) to March 31, 2002, the Company incurred approximately $39,000 and $1,392,000 in costs relating to its early stage exploration activities. Also, for the three months ended March 31, 2002 and 2001 and for the period from April 24, 2000 (date of inception) to March 31, 2002, the Company incurred approximately $47,000, $57,000 and $355,000 in general and administrative expenses, respectively, primarily relating to professional fees. As a result the Company incurred net losses of approximately $12,000 or less than $.01 per share based on 17,000,000 weighted average shares outstanding for the three months ended March 31, 2002 and approximately $96,000 or $(.01) per share based on 12,374,434 weighted average shares outstanding for the three months ended March 31, 2001, and approximately $1,746,000 for the period from April 24, 2000 (date of inception) to March 31, 2002. Through March 31, 2002 the Company has relied on advances of approximately $628,000 from its principal stockholders, trade payables of approximately $810,000, and proceeds of $255,000 from the sale of common stock to support its limited operations. As of March 31, 2002, the Company had approximately $300 of cash. The Company seeks additional equity or debt financing of up to $1,000,000, over and above the recently completed private placement, which it plans to use for the second phase of its exploration program to be conducted through 2002 and general operations. If the Company does not get sufficient financing, it may not be able to continue as a going concern, and it may have to curtail or terminate its operations and liquidate its business (see Note 1 to the condensed financial statements).

      The Company's business plan for the year 2002 will consist of further exploration on the properties over which it holds the mineral exploration permits as well as preliminary marketing efforts. The Company intends to continue retaining Prospecting Geophysics Ltd. to analyze the results of phase one of its exploration program, to find the extent of the kimberlite dykes that were located in phase one and to gather larger mini-bulk and bulk samples. These next samples are expected to be up to 2,000 lbs. Prospecting Geophysics, Ltd will attempt to locate additional kimberlite dykes and pipes and sample them as well. In addition, it will conduct further geochemistry tests to locate underground dykes, which are not visible at the surface and magnetic surveys to trace them. This phase began approximately April 15, 2001 since inclement weather necessitated the suspension of exploration during the winter months. Exploration has been suspended once again during the winter months, and is expected to resume in 2002.

      The Company, after consulting with Prospecting Geophysics Ltd., estimates that it will require approximately $1,000,000, over and above the recently completed private placement, of additional financing to conduct its exploration program and general operation through March 31, 2003. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. On May 1, 2002, the Company completed the sale of 1,100,000 units for an aggregate amount of $495,000 through a private placement pursuant to Regulation S intended to be exempt from Registration under the Securities Act of 1933. Each unit, was sold for $.45 and consisted of 1 share of common stock and 1 warrant to purchase 1 share of common stock exercisable at $.75 per share through May 1, 2004. The Company plans to obtain the additional financing through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S. If the Company is unable to obtain the required financing, it could have a material adverse effect on the business of the Company and will likely cause the exploration program to proceed on a reduced scale, if at all. The Company has to date relied on a small number of investors to provide it with financing for the commencement of its exploration program, including TVP Capital Corp., a principal stockholder of the Company. Amounts owed to these individuals are payable upon demand.

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

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2002.



                                             DIAMOND DISCOVERIES
                                             INTERNATIONAL CORP.



                                             /s/ Teodosio V. Pangia
                                             -------------------------------
                                             Teodosio V. Pangia
                                             President and CEO

                                INDEX TO EXHIBITS


Exhibit
Number           Description of Document
-------          -----------------------
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