Form 10QSB
period 2002-06-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2002-08-19
CIK 1123836

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                           Commission File No.: 0-3185

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

The number of shares outstanding of Registrant's common stock, as of August 15, 2002 is 18,200,000.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEET
            JUNE 30, 2002 (UNAUDITED)                                      F-2

         CONDENSED STATEMENTS OF OPERATIONS
            SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND
            PERIOD FROM APRIL 24, 2000 (DATE OF INCEPTION) TO
            JUNE 30, 2002 (UNAUDITED)                                      F-3

         CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
            SIX MONTHS ENDED JUNE 30, 2002 AND PERIOD FROM
            APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2002
            (UNAUDITED)                                                    F-4

         CONDENSED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND PERIOD
            FROM APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2002
            (UNAUDITED)                                                    F-5

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               F-6/8


                                      * * *

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)

                                     ASSETS

Current assets - cash                                                    $39,713
                                                                         =======

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
     Accounts payable:
        Prospecting Geophysics Ltd.                                 $   486,192
        Other                                                            80,268
     Advances from stockholders                                         579,771
                                                                    -----------
          Total liabilities                                           1,146,231
                                                                    -----------

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 20,000,000 shares
       authorized; none issued                                             --
    Common stock, par value $.001 per share; 80,000,000 shares
       authorized; 18,200,000 shares issued and outstanding              18,200
    Additional paid-in capital                                          830,400
    Deficit accumulated during the exploration stage                 (1,955,118)
                                                                    -----------
          Total stockholders' deficiency                             (1,106,518)
                                                                    -----------

          Total                                                     $    39,713
                                                                    ===========

See Notes to Condensed Financial Statements

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
        SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND PERIOD FROM
               APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2002
                                   (Unaudited)

                                                             Six Months                     Three Months
                                                           Ended June 30,                   Ended June 30,
                                                   -----------------------------     -----------------------------
                                                        2002             2001            2002             2001          Cumulative
                                                   ------------     ------------     ------------     ------------     ------------
Revenues                                           $       --       $       --       $       --       $       --       $       --
                                                   ------------     ------------     ------------     ------------     ------------
Operating expenses:
     Exploration costs - charges by
        Prospecting Geophysics Ltd.,
        net of reimbursements                           103,285          212,622          138,285          173,712        1,530,046
     General and administrative
        expenses                                        117,027           98,152           70,459           41,430          425,072
                                                   ------------     ------------     ------------     ------------     ------------
           Totals                                       220,312          310,774          208,744          215,142        1,955,118
                                                   ------------     ------------     ------------     ------------     ------------

Net loss                                           $   (220,312)    $   (310,774)    $   (208,744)    $   (215,142)    $ (1,955,118)
                                                   ============     ============     ============     ============     ============


Basic net loss per common share                           $(.01)           $(.02)           $(.01)           $(.01)
                                                          =====            =====            =====            =====


Basic weighted average common
     shares outstanding                              17,409,945       14,577,526       17,815,385       16,756,407
                                                   ============     ============     ============     ============


See Notes to Condensed Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
          SIX MONTHS ENDED JUNE 30, 2002 AND PERIOD FROM APRIL 24, 2000
                      (DATE OF INCEPTION) TO JUNE 30, 2002


                                                                                                   Deficit
                                                                                                 Accumulated
                                          Preferred Stock         Common Stock      Additional   During the
                                          ---------------      ------------------     Paid-in    Exploration
                                          Shares   Amount      Shares      Amount     Capital       Stage
                                          ------   ------      ------     -------   ----------      -----
Issuance of shares to founders
    effective as of April 24, 2000         --       $  --     4,850,000   $ 4,850

Issuance of shares as payment
    for legal services                                          150,000       150   $  3,600

Issuance of shares in connection
    with acquisition of mineral permits                       2,000,000     2,000     48,000

Subscription for purchase of
    10,000,000 shares                                        10,000,000    10,000    240,000

Proceeds from issuance of common
    stock

Net loss                                                                                        $  (713,616)
                                         ------     ------  -----------    ------    -------    ------------

Balance, December 31, 2000                 --          --    17,000,000    17,000    291,600      (713,616)

Proceeds from issuance of common
    stock

Net loss                                                                                         (1,021,190)
                                         ------     ------  -----------    ------    -------    ------------
Balance, December 31, 2001                 --          --    17,000,000    17,000    291,600     (1,734,806)

Proceeds from private placements of
    units of common stock and
    warrants                                                  1,200,000     1,200    538,800

Net loss                                                                                           (220,312)
                                         ------     ------  -----------    ------    -------    ------------

Balance, June 30, 2002                     --      $   --    18,200,000   $18,200   $830,400    $(1,955,118)
                                       ==========  ======    ==========   =======   ========    ===========


                                             Subscriptions Receivable
                                             ------------------------
                                             Shares          Amount         Total
                                             ------        ----------      -------
Issuance of shares to founders
    effective as of April 24, 2000                                       $     4,850

Issuance of shares as payment
    for legal services                                                         3,750

Issuance of shares in connection
    with acquisition of mineral permits                                       50,000

Subscription for purchase of
    10,000,000 shares                       10,000,000       $(250,000)

Proceeds from issuance of common
    stock                                   (1,000,000)         25,000        25,000

Net loss                                                                    (713,616)
                                           ----------        ---------   -----------

Balance, December 31, 2000                  9,000,000         (225,000)     (630,016)

Proceeds from issuance of common
    stock                                  (9,000,000)         225,000       225,000

Net loss                                                                  (1,021,190)
                                           ----------        ---------   -----------
Balance, December 31, 2001                        --               --     (1,426,206)

Proceeds from private placements of
    units of common stock and
    warrants                                                                 540,000

Net loss                                                                    (220,312)
                                           ----------        ---------   -----------

Balance, June 30, 2002                           --          $     --    $(1,106,518)
                                           ==========        =========   ===========


See Notes to Condensed Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND PERIOD FROM
               APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2002
                                   (Unaudited)

                                                                                   Six Months
                                                                                 Ended June 30,
                                                                         ------------------------------
                                                                              2002             2001            Cumulative
                                                                         -----------        -----------        -----------
Operating activities:
     Net loss                                                            $  (220,312)       $  (310,774)       $(1,955,118)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Costs of services paid through issuance of
           common stock                                                                                              3,750
        Cost of mineral permits paid through
           issuance of common stock                                                                                 50,000
        Changes in operating assets and liabilities:
           Accounts payable                                                 (291,750)           (6,847)            566,460
           Accrued interest                                                                      13,800
                                                                         -----------        -----------        -----------
               Net cash used in operating activities                        (512,062)          (303,821)        (1,334,908)
                                                                         -----------        -----------        -----------

Financing activities:
     Advances from stockholders, net                                          11,434            127,483            579,771
     Proceeds from issuance of common stock                                  540,000            225,000            794,850
                                                                         -----------        -----------        -----------
               Net cash provided by financing activities                     551,434            352,483          1,374,621
                                                                         -----------        -----------        -----------

Net increase in cash                                                          39,372             48,662             39,713

Cash, beginning of period                                                        341             16,024               --
                                                                         -----------        -----------        -----------

Cash, end of period                                                      $    39,713        $    64,686        $    39,713
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

            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2002, its results of operations for the six and three months ended June 30, 2002 and 2001, its changes in stockholders' deficiency for the six months ended June 30, 2002 , its cash flows for the six months ended June 30, 2002 and 2001 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to June 30, 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2001 and for the period from April 24, 2000 (date of inception) to December 31, 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2001 that was previously filed with the SEC.

            The results of operations for the six and three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation (concluded):

            Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of June 30, 2002. Accordingly, it is considered an "exploration stage company" for accounting purposes.

            The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders' deficiency of $1,106,518 as of June 30, 2002. Management believes that the Company will not generate any revenues during the twelve month period subsequent to June 30, 2002 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Although the Company received total consideration of $540,000 as a result of the completion of private placements of 1,200,000 units of common stock and warrants to purchase common stock during the three months ended June 30, 2002 (see Note 5 herein), management believes that the Company will still need total additional financing of approximately $1,000,000 to continue to operate as planned during the twelve month period subsequent to June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

            Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least June 30, 2003 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

            The accompanying condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 2 - Net earnings (loss) per share:

            The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Net earnings (loss) per share (concluded):

            Since the Company had a net loss for the six and three months ended June 30, 2002 and 2001, the assumed effects of the exercise of the warrants to purchase 1,200,000 shares of common stock issued during the three months ended June 30, 2002 and the application of the treasury stock method would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for those periods. The Company did not have any potentially dilutive common shares outstanding during the six months ended June 30, 2001.

Note 3 - Advances from stockholders:

            Advances from stockholders of $579,771 at June 30, 2002 were noninterest bearing and due on demand.

Note 4 - Income taxes:

            As of June 30, 2002, the Company had net operating loss carryforwards of approximately $1,955,000 available to reduce future Federal and state taxable income which, if not used, will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $782,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2002.

            The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance during each period from April 24, 2000 through December 31, 2001. As a result of the increases in the valuation allowance of $88,000 and $83,000 during the six and three months ended June 30, 2002, respectively, $124,000 and $86,000 during the six and three months ended June 30, 2001, respectively, and $782,000 for the period from April 24, 2000 through June 30, 2002, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Note 5 - Private placements of common stock:

            During May and June 2002, the Company received total consideration of $540,000 as a result of the sale of 1,200,000 units of common stock and warrants to purchase common stock at $.45 per unit through private placements intended to be exempt from registration under the Securities Act of 1933. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock exercisable at $.75 per share through May 1, 2004 or June 1, 2004.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

      The Company was incorporated in April of 2000, and does not have any significant operating history or financial results. The Company is continuing its early stage exploration activities, including gathering samples from one of the properties for analysis, building an infrastructure, applied for and received a symbol as well as began to trade its common stock on the OTC Bulletin Board. Due to inclement weather in Canada during the winter months, the Company did not incur any exploration costs for the first four months of 2002. In addition during the six months ended June 30, 2002 the Company was refunded $35,000 of a previously expensed exploration cost from Ministries de Quebec. In addition, for the three and six months ended June 30, 2002 and 2001 and the period from April 24, 2000 (date of inception) to June 30, 2002, the Company incurred approximately $138,000, $103,285, $174,000, $213,000 and $1,530,000 in
costs relating to Prospecting Geophysics Ltd., towards these early stage exploration activities. Also, for the three and six months ended June 30, 2002 and 2001 and for the period from April 24, 2000 (date of inception) to June 30, 2002, the Company incurred approximately $70,000, $117,000, $41,000, $98,000 and
$425,000 in general and administrative expenses, respectively, primarily relating to professional fees. As a result the Company incurred net losses of approximately $209,000 or $(.01) per share based on 17,815,385 weighted average shares outstanding for the three months ended June 30, 2002, $220,000 or $(.01) per share based on 17,409,945 weighted average shares outstanding for the six months ended June 30, 2002, $215,000 or $(.01) per share based on 16,756,407 weighted average shares outstanding for the three months ended June 30, 2001,
$311,000 or $(.02) per share based on 14,577,526 weighted average shares outstanding for the six months ended June 30, 2001 and approximately $1,955,000 for the period from April 24, 2000 (date of inception) to June 30, 2002. Through June 30, 2002 the Company has relied on advances of approximately $580,000 from its principal stockholders, trade payables of approximately $566,000, and proceeds of $795,000 from the sale of common stock to support its limited operations. However, in addition to not generating any revenues, the Company had a working capital and a stockholders' deficiency of $1,106,518 as of June 30, 2002. Management believes that the Company will not generate any revenues during the twelve month period subsequent to June 30, 2002 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Although the Company received total consideration of $540,000 as a result of the completion of private placements of 1,200,000 units of common stock and warrants to purchase common stock during the three months ended June 30, 2002 ( See Note 5 of the Condensed Financial Statements included in the Company's Form 10-QSB), management believes that the Company will still need total additional financing of approximately $1,000,000 to continue to operate as planned during the twelve month period subsequent to June 30,2002. If the Company does not get sufficient financing, it may not be able to continue as a going concern,and it may have to curtail or terminate its operations and liquidate its business.

      The Company's business plan for the year 2002 will consist of further exploration on the properties over which it holds the mineral exploration permits as well as preliminary marketing efforts. The Company intends to continue retaining Prospecting Geophysics Ltd. to analyze the results of phase one of its exploration program, to find the extent of the kimberlite dykes that were located in phase one and to gather larger mini-bulk and bulk samples. These next samples are expected to be up to 2,000 lbs. Prospecting Geophysics, Ltd will attempt to locate additional kimberlite dykes and pipes and sample them as well. In addition, it will conduct further geochemistry tests to locate underground dykes, which are not visible at the surface and magnetic surveys to trace them. This phase began approximately April 15, 2001 since inclement weather necessitates the suspension of exploration during the winter months. The amount being raised will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August, 2002.

                                             DIAMOND DISCOVERIES
                                             INTERNATIONAL CORP.


                                             /s/ Teodosio V. Pangia
                                             --------------------------
                                             Teodosio V. Pangia
                                             President and CEO

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