Form 10QSB
period 2002-09-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2002-11-19
CIK 1123836

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended September 30, 2002.

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

The number of shares outstanding of Registrant's common stock, as of November 15, 2002 is 18,685,000.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEET
            SEPTEMBER 30, 2002 (UNAUDITED)                                 F-2

         CONDENSED STATEMENTS OF OPERATIONS
            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
            PERIOD FROM APRIL 24, 2000 (DATE OF INCEPTION) TO
            SEPTEMBER 30, 2002 (UNAUDITED)                                 F-3

         CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
            NINE MONTHS ENDED SEPTEMBER 30, 2002 AND PERIOD FROM
            APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002
            (UNAUDITED)                                                    F-4

         CONDENSED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND PERIOD
            FROM APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002
            (UNAUDITED)                                                    F-5

         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)               F-6/8



                                      * * *

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Unaudited)




                                     ASSETS

Current assets - cash                                               $    16,012
                                                                    ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
     Accounts payable:
        Prospecting Geophysics Ltd.                                 $   750,000
        Other                                                            49,999
     Advances from stockholders                                         571,868
                                                                    -----------
          Total liabilities                                           1,371,867
                                                                    -----------

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 20,000,000 shares
       authorized; none issued                                             --
    Common stock, par value $.001 per share; 80,000,000 shares
       authorized; 18,685,000 shares issued and outstanding              18,685
    Additional paid-in capital                                        1,048,165
    Deficit accumulated during the exploration stage                 (2,390,414)
    Subscriptions receivable                                            (32,291)
                                                                    -----------
          Total stockholders' deficiency                             (1,355,855)
                                                                    -----------

          Total                                                     $    16,012
                                                                    ===========



See Notes to Condensed Financial Statements

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
     NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND PERIOD FROM
            APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002
                                   (Unaudited)


                                                 Nine Months                 Three Months
                                            Ended September 30,           Ended September 30,
                                       --------------------------    --------------------------    -----------
                                           2002           2001           2002           2001       Cumulative
                                       -----------    -----------    -----------    -----------    -----------

Revenues                               $      --      $      --      $      --      $      --      $      --
                                       -----------    -----------    -----------    -----------    -----------

Operating expenses:
     Exploration costs - charges by
        Prospecting Geophysics Ltd.,
        net of reimbursements              411,057        527,434        307,772        314,812      1,837,818
     General and administrative
        expenses                           244,551        172,227        127,524         74,075        552,596
                                       -----------    -----------    -----------    -----------    -----------
           Totals                          655,608       (699,661)       435,296        388,887      2,390,414
                                       -----------    -----------    -----------    -----------    -----------

Net loss                               $  (655,608)   $  (699,661)   $  (435,296)   $  (388,887)   $(2,390,414)
                                       ===========    ===========    ===========    ===========    ===========


Basic net loss per common share              $(.04)         $(.05)         $(.02)         $(.02)
                                             =====          =====          =====          =====


Basic weighted average common
     shares outstanding                 17,749,463     15,387,986     18,423,007     17,000,000
                                       ===========    ===========    ===========    ===========





See Notes to Condensed Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       NINE MONTHS ENDED SEPTEMBER 30, 2002 AND PERIOD FROM APRIL 24, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2002

                                                                                                              Deficit
                                                                                                            Accumulated
                                              Preferred Stock          Common Stock         Additional      During the
                                            ------------------     ---------------------      Paid-in       Exploration
                                            Shares     Amount        Shares      Amount       Capital          Stage
                                            -----      -------     ----------   --------    -----------    ------------

Issuance of shares to founders
  effective as of April 24, 2000              --        $ --        4,850,000   $  4,850

Issuance of shares as payment
  for legal services                                                  150,000        150    $     3,600

Issuance of shares in connection
  with acquisition of mineral permits                               2,000,000      2,000         48,000

Subscription for purchase of
  10,000,000 shares                                                10,000,000     10,000        240,000

Proceeds from issuance of common
  stock

Net loss                                                                                                   $   (713,616)
                                            -----      -------     ----------   --------    -----------    ------------

Balance, December 31, 2000                    --          --       17,000,000     17,000        291,600        (713,616)

Proceeds from issuance of common
  stock

Net loss                                                                                                     (1,021,190)
                                            -----      -------     ----------   --------    -----------    ------------

Balance, December 31, 2001                    --          --       17,000,000     17,000        291,600      (1,734,806)

Proceeds from private placements of
  units of common stock and
  warrants                                                          1,685,000      1,685        756,565

Net loss                                                                                                       (655,608)
                                            -----      -------     ----------   --------    -----------    ------------

Balance, September 30, 2002                   --        $ --       18,685,000   $ 18,685    $ 1,048,165    $ (2,390,414)
                                            =====      =======     ==========   ========    ===========    ============

 Subscriptions   Receivable
----------------------------
    Shares         Amount          Total
 ------------    ----------    ------------


                               $      4,850


                                      3,750


                                     50,000


   10,000,000    $ (250,000)


   (1,000,000)       25,000          25,000

                                   (713,616)
 ------------    ----------    ------------

    9,000,000      (225,000)       (630,016)


   (9,000,000)      225,000         225,000

         --            --        (1,021,190)
 ------------    ----------    ------------

         --            --        (1,426,206)



       71,758       (32,291)        725,959

                                   (655,608)
 ------------    ----------    ------------

       71,758    $  (32,291)   $ (1,355,855)
 ============    ==========    ============


See Notes to Condensed Financial Statements.

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND PERIOD FROM
            APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002
                                   (Unaudited)


                                                                   Nine Months
                                                               Ended September 30,
                                                           --------------------------
                                                               2002           2001        Cumulative
                                                           -----------    -----------    -----------

Operating activities:
     Net loss                                              $  (655,608)   $  (699,661)   $(2,390,414)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Costs of services paid through issuance of
           common stock                                                                        3,750
        Cost of mineral permits paid through
           issuance of common stock                                                           50,000
        Changes in operating assets and liabilities:
           Accounts payable                                    (58,211)       189,565        799,999
           Accrued interest                                                    13,800
                                                           -----------    -----------    -----------
               Net cash used in operating activities          (713,819)      (496,296)    (1,536,665)
                                                           -----------    -----------    -----------

Financing activities:
     Advances from stockholders, net                             3,531        262,449        571,868
     Proceeds from issuance of common stock                    725,959        225,000        980,809
                                                           -----------    -----------    -----------
               Net cash provided by financing activities       729,490        487,449      1,552,677
                                                           -----------    -----------    -----------

Net increase (decrease) in cash                                 15,671         (8,847)        16,012

Cash, beginning of period                                          341         16,024           --
                                                           -----------    -----------    -----------

Cash, end of period                                        $    16,012    $     7,177    $    16,012
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

            In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2002, its results of operations for the nine and three months ended September 30, 2002 and 2001, its changes in stockholders' deficiency for the nine months ended September 30, 2002, its cash flows for the nine months ended September 30, 2002 and 2001 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to September 30, 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2001 and for the period from April 24, 2000 (date of inception) to December 31, 2001 and the notes thereto (the "Audited Financial Statements") and the other information included in the Company's Annual Report on Form 10-KSB (the "Form 10-KSB") for the year ended December 31, 2001 that was previously filed with the SEC.

            The results of operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Business and basis of presentation (concluded):
            Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of September 30, 2002. Accordingly, it is considered an "exploration stage company" for accounting purposes.

            The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders' deficiency of $1,355,855 as of September 30, 2002. Management believes that the Company will not generate any revenues during the twelve month period subsequent to September 30, 2002 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Although the Company received total consideration of $726,000 as a result of the completion of private placements of 1,685,000 units of common stock and warrants to purchase common stock during the nine months ended September 30, 2002 (see Note 5 herein), management believes that the Company will still need total additional financing of approximately $1,000,000 to continue to operate as planned during the twelve month period subsequent to September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

            Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least September 30, 2003 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

                     DIAMOND DISCOVERIES INTERNATIONAL CORP.
                         (An Exploration Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - Net earnings (loss) per share (concluded):
            Since the Company had a net loss for the nine and three months ended September 30, 2002 and 2001, the assumed effects of the exercise of the warrants to purchase 1,685,000 shares of common stock issued during the nine and three months ended September 30, 2002 and the application of the treasury stock method would have been anti-dilutive and, therefore, diluted per share amounts have not been presented in the accompanying condensed consolidated statements of operations for those periods. The Company did not have any potentially dilutive common shares outstanding during the nine and three months ended September 30, 2001.

Note 3 - Advances from stockholders:
            Advances from stockholders of $571,868 at September 30, 2002 were noninterest bearing and due on demand.

Note 4 - Income taxes:
            As of September 30, 2002, the Company had net operating loss carryforwards of approximately $2,390,000 available to reduce future Federal and state taxable income which, if not used, will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $956,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2002.

            The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance during each period from April 24, 2000 through December 31, 2001. As a result of the increases in the valuation allowance of $262,000 and $174,000 during the nine and three months ended September 30, 2002, respectively, $279,000 and $155,000 during the nine and three months ended September 30, 2001, respectively, and $956,000 for the period from April 24, 2000 through September 30, 2002, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Note 5 - Private placements of common stock:
            During the nine months ended September 30, 2002, the Company received total cash consideration of $725,959 as a result of the sale of 1,685,000 units of common stock and warrants to purchase common stock at $.45 per unit through private placements intended to be exempt from registration under the Securities Act of 1933. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock exercisable at $.75 per share for a two year period from the date of purchase. The Company had also received subscriptions through the private placements for the purchase of 71,758 units at $.45 per unit or a total of $725,959 as of September 30, 2002. The notes receivable from the subscribers are noninterest bearing and due six months from the respective dates of sale.

ITEM 2.  MANAGAMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

      The Company was incorporated in April of 2000, and does not have any significant operating history or financial results. The Company is continuing its early stage exploration activities, including gathering samples from one of the properties for analysis and building an infrastructure. Due to inclement weather in Canada during the winter months, the Company did not incur any exploration costs for the first four months during the nine months ended September 30, 2002. For the nine months ended September 30, 2002 the Company was refunded $35,000 of a previously expensed exploration cost from Ministries de Quebec. In addition, for the nine and three months ended September 30, 2002 and 2001 and the period from April 24, 2000 (date of inception) to September 30, 2002, the Company incurred approximately $411,000, $527,000, $308,000, $315,000 and $1,838,000 in costs relating to its early stage exploration activities. Also, for the nine and three months ended September 30, 2002 and 2001 and for the period from April 24, 2000 (date of inception) to September 30, 2002, the Company incurred approximately $245,000, $172,000, $128,000, $74,000 and
$553,000 in general and administrative expenses, respectively, primarily relating to professional and filing fees associated with our various registration statements and application to be listed on the OTC Bulletin Board. As a result, the Company incurred net losses of approximately $656,000 or $(.04) per share based on 17,749,000 weighted average shares outstanding for the nine months ended September 30, 2002, $700,000 or $(.05) per share based on 15,388,000 weighted average shares outstanding for the nine months ended September 30, 2001, $435,000 or $(.02) per share based on 18,423,000 weighted average shares outstanding for the three months ended September 30, 2002, $389,000 or $(.02) per share based on 17,000,000 weighted average shares outstanding for the three months ended September 30, 2001 and approximately $2,390,000 for the period from April 24, 2000 (date of inception) to September 30, 2002.

      Through September 30, 2002 the Company has relied on net advances of approximately $572,000 from its principal stockholders, trade payables of approximately $800,000, including $750,000 payable to Prospecting Geophysics Ltd., and proceeds of $981,000 from the sale of common stock to support its limited operations. As of September 30, 2002, the Company had approximately $16,000 of cash. The Company seeks additional equity or debt financing of up to $1,000,000, over and above the recently completed private placement, which it plans to use for the second phase of its exploration program to be conducted through 2003 and general operations. If the Company does not get sufficient financing, it may not be able to continue as a going concern, and it may have to curtail or terminate its operations and liquidate its business (see Note 1 to the condensed financial statements).

      The Company's business plan for the next twelve months will consist of further exploration on the properties over which it holds the mineral exploration permits as well as preliminary marketing efforts. The Company intends to continue retaining Prospecting Geophysics Ltd. to analyze the results of phase one of its exploration program, to find the extent of the kimberlite dykes that were located in phase one and to gather larger mini-bulk and bulk samples. These next samples are expected to be up to 2,000 lbs. Prospecting Geophysics Ltd. will attempt to locate additional kimberlite dykes and pipes and sample them as well. In addition, it will conduct further geochemistry tests to locate underground dykes, which are not visible at the surface and magnetic surveys to trace them. This phase began approximately April 15, 2001 since inclement weather necessitates the suspension of exploration during the winter months. Exploration has resumed in 2002.

      The Company, after consulting with Prospecting Geophysics Ltd., estimates that it will require approximately $1,000,000, over and above the recently completed private placement, of additional financing to conduct its exploration program and general operation through September 30, 2003. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. During the nine months ended September 30, 2002, the Company completed the sale of 1,685,000 units for an aggregate amount of $758,000 through a private placement pursuant to Regulation S intended to be exempt from Registration under the Securities Act of 1933. Each unit, was sold for $.45 and consisted of 1 share of common stock and 1 warrant to purchase 1 share of common stock exercisable at $.75 per share for a two year period. The Company plans to obtain the additional financing through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S. If the Company is unable to obtain the required financing, it could have a material adverse effect on the business of the Company and will likely cause the exploration program to proceed on a reduced scale, if at all. The Company has to date relied on a small number of investors to provide it with financing for the commencement of its exploration program, including TVP Capital Corp., a principal stockholder of the Company. Amounts owed to these individuals are payable upon demand.

      The Company does not expect to make any direct expenditures to purchase any equipment as all equipment necessary will be provided by Prospecting Geophysics Ltd. pursuant to the Prospecting and Survey Agreement dated November 14, 2000. However, the Company will reimburse Prospecting Geophysics Ltd. for all of its out of pocket expenses including equipment rental.

      The Company now employs two individuals on a part time basis, both of whom are executive officers of the Company. The Company does not expect any significant changes in the number of employees within the next twelve months.


ITEM 3.  CONTROLS AND PROCEDURES.

(a) DISCLOSURE CONTROLS AND PROCEDURES. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Teodosio V. Pangia, the Company's Chief Executive Officer and Thomas Franzone, its Principal Accounting Officer, supervised and participated in this evaluation. Based on this evaluation, Messrs. Pangia and Franzone concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) INTERNAL CONTROLS. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the period covered by this report, the Company completed the sale of 1,685,000 units for an aggregate amount of $758,000 through a private placement pursuant to Regulation S intended to be exempt from Registration under the Securities Act of 1933. Each unit, was sold for $.45 and consisted of 1 share of common stock and 1 warrant to purchase 1 share of common stock exercisable at $.75 per share for a two year period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits in this Form 10-QSB, and are incorporated herein by this reference.

99.1 Certification of Teodosio V. Pangia pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Thomas Franzone pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November, 2002.


                                                  DIAMOND DISCOVERIES
                                                  INTERNATIONAL CORP.


                                                  /S/ TEODOSIO V. PANGIA
                                                  ------------------------------
                                                  TEODOSIO V. PANGIA
                                                  PRESIDENT AND CEO



                                                  /S/ THOMAS FRANZONE
                                                  ------------------------------
                                                  THOMAS FRANZONE
                                                  PRINCIPAL ACCOUNTING OFFICER

                                 CERTIFICATIONS


I, Teodosio V. Pangia, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diamond Discoveries International Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 19, 2002                         /s/ Teodosio V. Pangia
                                                     -------------------------
                                                     Teodosio V. Pangia
                                                     Chief Executive Officer

                                 CERTIFICATIONS


I, Thomas Franzone, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diamond Discoveries International Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: November 19, 2002                       /s/ Thomas Franzone
                                                   ----------------------------
                                                   Thomas Franzone
                                                   Principal Accounting Officer

                                INDEX TO EXHIBITS


Exhibit
Number      Description of Document
-------     -----------------------

99.1 Certification of Teodosio V. Pangia pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Thomas Franzone pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.