Form 10KSB
period 2002-12-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2003-05-02
CIK 1123836

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(Name of Small Business Issuer)

Delaware (State or Other Jurisdiction of Incorporation)	06-1579927 (IRS Employer Identification No.)
1010 Sherbrooke St. W. Suite 2401 Montreal, Quebec (Address of Principal Executive Offices)	H3A 2R7 (Zip Code)
(514) 842-3343 (Issuer's Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001	None

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ☐

        Issuer's revenues for its most recent fiscal year were: $0.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 28, 2003 is $1,772,400.

        The number of shares outstanding of the Company's common stock, as of April 28, 2003 is 22,325,000.

TABLE OF CONTENTS

DESCRIPTION OF BUSINESS	3
DESCRIPTION OF PROPERTY	8
LEGAL PROCEEDINGS	10
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	11
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION	12
INDEX TO FINANCIAL STATEMENTS	18
FINANCIAL STATEMENTS	18
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	28
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS	29
EXECUTIVE COMPENSATION	31
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	31
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	32
EXHIBITS AND REPORTS ON FORM 8-K	33
CONTROLS AND PROCEDURES	33
SIGNATURES	35
APPENDIX A	38

PART I

        This Annual Report on Form 10-KSB and the information incorporated by reference includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," and elsewhere in this Annual Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Diamond Discoveries International or our officers with respect to, among other things, the ability to successfully implement our acquisition and exploration strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

  •
  our ability to successfully implement our acquisition and exploration strategies;

  •
  the success or failure of our exploration activities and other opportunities that we may pursue;

  •
  changes in the availability of debt or equity capital and increases in borrowing costs or interest rates;

  •
  changes in regional and national business and economic conditions, including the rate of inflation;

  •
  changes in the laws and government regulations applicable to us; and

  •
  increased competition.

        Stockholders and other users of this Annual Report on Form 10-KSB are urged to carefully consider these factors in connection with the forward-looking statements. We do not intend to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Description of Business

        We were incorporated in the State of Delaware on April 24, 2000. We are a exploration stage company that is engaged in the acquisition and exploration of mineral properties. Our initial focus is in the area of the Torngat fields located in the province of Quebec, Canada. Other than contracting with a third party to conduct exploration and gather data on our behalf, we have conducted no operations to date and do not expect to receive any revenues for at least two years. During these two years we plan to concentrate our efforts on exploration and data gathering. During these two years we will be solely dependent on the availability of external financing to fund our operations. Our independent public accountants expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital. If we are unable to secure adequate financing we will be unable to continue our exploration and data gathering efforts. Because we are an exploration stage company, we do not know if a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before the economic and legal feasibility of developing the properties can be determined.

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

        In 2002, we acquired permits for an additional 50,000 acres adjacent to the property where we already have permits located in the Torngat mountain region of Quebec. We acquired the permits by staking the property and paying the requisite fees to the Quebec Department of Natural Resources. In addition to paying the fees, we must perform a certain amount of assessment work on each claim to keep them in good standing. We have successfully completed all assessment work related to this property. During our exploration for the 2002 season, we continued to take large rock bulk samples from property included in the original 469.05 square kilometers. In addition, we began to focus our efforts on the property included in the newly acquired 50,000 acres. We have been successful in locating four new kimberlite dyke systems that contain 27 new dykes, most of which have been sampled. We are awaiting the test results from independent laboratories. Reduced samples from the original field samples were subject to micro-probed analysis and found to contain typical kimberlite minerals, phologopite and olivine and the important indicator minerals chrome diopside, pyrope garnet, picro-ilmenite and chromite. One 110 pound sample containing an olivine xenolith was found to contain a large population of indicator minerals including 243 G9 garnets, 65 chrome diopsides, and 143 spinels. This mineral assemblage is similar to the Arx Dyke which is located on our permit property that contained the nine micro and one macro diamonds. Phase two was suspended due to inclement weather during the winter months of 2002 and is expected to resume in June 2003.

        Prior to any decision to develop the properties, a diamond deposit must be assessed to determine the total tonnage of diamond bearing material, the average grade of the rock, the estimated size distribution of the diamonds in the deposit, and the average value, per carat, of the diamonds. Gathering this data usually takes, as noted above, at least two years. At that time, we will decide whether, and, if so, how, to proceed. We may seek either a joint venture partner or a senior partner that will undertake the exploration of the properties. It must be noted that there is a substantial risk that no commercially viable diamond deposit will be found, and if that is the case, we are likely to have difficulty finding any partners to undertake further exploration.

        Additionally, on March 27, 2001, the Gem Trade Laboratory of the Gemological Institute of America ("G.I.A."), an independent laboratory, issued a report in which they analyzed "random samples" of numerous transparent pink crystal fragments that were obtained from the property covered by our permits known as D.D.I #1 (See map at Appendix A on page 38 of this Annual Report) in October 2000, by our agent Prospecting Geophysics Ltd. These samples were taken from property located in the original 469.05 square kilometers in the Torngat mountain region. The conclusion of the report was that the samples that ranged in size from approximately 0.40 to 0.70 MM consisted of natural corundum. Corundum is the hardest mineral after diamond. The samples obtained from the property covered by our permit were transparent pink suggesting that they consist of the "ruby" gem. A ruby is a red variety of the mineral corundum. We expect to continue to collect additional samples of this mineral during the 2002 exploration season.

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

Period	High	Low
April 11, 2003	1.4924	1.4430	(1)
March 2003	1.4950	1.4605
February, 2003	1.5329	1.4832
January 2003	1.5777	1.5176
December 2002	1.5801	1.5457
November 2002	1.5917	1.5528
October 2002	1.5990	1.5555

(1)
Represents the closing rate on April 22, 2003.

Item 2. Description of Property

        Please refer to Appendix A to this Annual Report at page 38, which contains a map of our permit locations.

        The Company recently entered into a sublease for office space beginning March 10, 2003 and terminating on August 31, 2003. Under the terms of the sublease, the Company pays approximately $Cdn700 per month. In the event the main lease is not terminated by the sublessor, the sublease may be extended from September 1, 2003 to August 31, 2005 at a rate of approximately $Cdn760 per month.

        We do not own real property, nor do we hold any other real property interest other than the exploration permits which we discuss above under the caption "Description of Business." As noted above, we have engaged Prospecting Geophysics Ltd. as our on-site project manager for our exploration activities.

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

        The properties are in a location over an early Precambrian bedrock segment which is bedrock dating back to the earliest era of geological history, called an "Archon." An Archon is an immobile segment of the earth's crust exceeding 1.5 billion years in age. Kimberlite, a form of igneous rock, is widely regarded as the main source for diamonds, and is reported from postulated Archon called the "Baltic Shield." Only in the past decade have diamond explorers recognized that these Baltic Shield rocks are potentially viable for diamonds.

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

        Rocks containing these characteristics were identified on the properties covered by our mineral permits. Once these rocks were identified, we then conducted a magnetometer survey. The magnetometer is a small electronic device used by geologists to survey the land for areas of high magnetism. This can be used in the air or on the ground. This test is conducted because, when the rocks are being pushed through the earth's surface (as described above), in addition to bringing rocks containing diamonds, iron from below the Earth's surface is also forced to the surface. The magnetometer reads the surface of the Earth for any magnetism created by the iron upon the belief that if a particular property contains a high concentration of iron that was forced up from below the earth's surface; the property may also contain diamonds that have been similarly forced up to the surface.

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

Prospecting and geological mapping	$190,000
Helicopter support	225,000
Lodging and food	110,000
Airplane support	100,000
Mobilization and Demobilization	60,000
Fuel for helicopter, airplane and camps	40,000
Fuel transport by boat	8,000
Pick-up truck rental	15,000
Testing samples for Diamonds	150,000
Property Taxes (Quebec Dept. of Natural Resources)	60,000
Supervision	60,000

Total	$1,018,000

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

Item 3. Legal Proceedings

        There are no legal proceedings pending or threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of calendar year 2002, no matters were submitted to a vote of the security holders of the Company.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

        As of July 18, 2002 prices for the Common Stock were quoted on the Over the Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol DMDD. The following table sets forth the high and low closing bid prices of the Company's Common Stock for the periods indicated as reported by the NASD. These quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2002
Third Quarter	1.500	0.250
Fourth quarter	0.600	0.160
Fiscal Year 2003
First Quarter	0.370	0.110
Second Quarter as of April 28, 2003	0.330	0.090

        Of the 22,325,000 shares of our common stock issued and outstanding as of April 28, 2003, 18,685,000 shares of our common stock are currently considered "restricted securities" and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Act unless registered under the Act.

        As of April 15, 2003 the number of holders of record of our common stock was approximately 62.

        We do not anticipate paying any cash dividends on our common stock in the foreseeable future because we intend to retain our earnings to finance the expansion of our business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, our financial condition, capital requirements and business condition. We are prohibited from paying cash dividends on the common stock until any issued and outstanding preferred stock is converted into common stock. However, there were no shares of preferred stock outstanding as of December 31, 2002.

Recent Sales of Unregistered Securities

        On May 1, 2000, the Company sold 4,850,000 shares of its common stock for $.001 per share to the following persons in the amount indicated opposite each person's name:

TVP Capital Corp.	3,475,000
Tom Franzone	275,000
Vasilik Kalantzakos	100,000
Tunku Mudzaffar Bin Tunku Mustapha	250,000
Romeo Dibatista Sr.	250,000
JJAB, LLC	500,000

        These shares were sold pursuant to Section 4(2) of the Act and were not issued in connection with any public offering. Teodosio V. Pangia is the sole shareholder of TVP Capital Corp. Tom Franzone is our Secretary and principal accounting officer. We issued 150,000 shares of common stock to Bondy & Schloss LLP, as payment for legal services valued at $3,750. Bondy & Schloss LLP was legal counsel to the Company.

        On May 20, 2000, pursuant to a private offering, we issued 10,000,000 shares of our common stock to Mr. Louis Lilling for $250,000. Mr. Lilling paid $25,000 of the purchase price of these shares in cash and the remainder in the form of a promissory note payable by November 20, 2000. These shares were issued pursuant to Rule 504 of Regulation D of the Securities Act and were not issued in connection with any public offering. There were no underwriting commissions in connection with the private offering. The promissory note was extended for six months until May 20, 2001. Mr. Lilling has paid the full amount of the outstanding principal and interest on the promissory note.

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

        During the year ended December 31, 2002, the Company received total cash consideration of $734,959 as a result of the sale of 1,633,242 units of common stock and warrants to purchase common stock at $.45 per unit through private placements intended to be exempt from registration under the Act. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock exercisable at $.75 per share for a two year period from the date of purchase. All of the warrants remained outstanding as of December 31, 2002. The Company had also received subscriptions through the private placements for the purchase of 51,758 units at $.45 per unit or a total of $23,291 as of December 31, 2002. The notes receivable from the subscribers are noninterest bearing and due six months from the respective dates of sale.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB. The following discussion regarding us and our business and operations contains forward-looking statements. Such statements consist of any statement other than a recitation of historical fact, and can be identified by the use of such forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon, or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

  Operations to Date

        We were incorporated in the State of Delaware in April of 2000, and do not have any significant operating history or financial results. We have begun our early stage exploration activities, including gathering samples from one of the properties for analysis, building an infrastructure and filing Registration statements on Forms 10-SB and SB-2 as well as periodic filings with the Securities and Exchange Commission.

  Going Concern

        In connection with their audit report on our financial statements as of December 31, 2002, J.H. Cohn LLP, our independent public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

        We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We cannot continue our exploration efforts until we have raised sufficient capital. We also need capital to fund overhead and administrative costs. For the fiscal years ended December 31, 2002 and 2001 and the period from April 24, 2000 (date of inception) to December 31, 2002 we incurred $511,752, $828,229 and $1,938,513 in exploration costs and $365,986, $192,961 and $674,031 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $878,000 or $(.05) per share based on 18,001,044 weighted average shares outstanding for the fiscal year ended December 31, 2002 compared to a loss of approximately $1,021,000 or $(.06) per share based on 15,795,418 weighted average shares outstanding for the fiscal year ended December 31, 2001. We did not conduct any operations of a commercial nature during the period from April 24, 2000 to December 31, 2002.

        Ultimately, we must achieve profitable operations if we are to be a viable entity. Although we believe that there is a reasonable basis to believe that we will successfully raise the needed funds to continue exploration, we cannot assure you that we will be able to raise sufficient capital to continue exploration, or that if such funds are raised, that exploration will result in a finding of commercially exploitable reserves, or that if exploitable reserves exist on our properties, that extraction activities can be conducted at a profit.

Cash Flow and Capital Resources

        Through December 31, 2002 we have relied on advances of approximately $586,000 from our principal stockholders, trade payables of approximately $986,000 (including $886,076 owed to Prospecting Geophysics Ltd.), and proceeds of $989,809 from the sale of common stock to support our limited operations. As of December 31, 2002, we had approximately $3,300 of cash.

        We plan to seek additional equity or debt financing of up to $1,000,000 which we plan to use for the next phase of our exploration program to be conducted through December 31, 2003, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

Plan of Operation

        Our business plan for the next year will consist of further exploration on the properties over which we hold the mineral exploration permits as well as preliminary marketing efforts. We intend to continue retaining Prospecting Geophysics Ltd. to analyze the results of phase one of our exploration program, and during phase two, to find the extent of the kimberlite dykes that were located in phase one and gather larger mini-bulk and bulk samples. These next samples are expected to be up to 7,000 lbs. Prospecting Geophysics, Ltd. will attempt to locate additional kimberlite dykes and pipes and sample them as well. They will attempt to conduct further geochemistry tests to locate underground dykes which are not visible at the surface and magnetic surveys to trace them. Additionally, during phase two, we intend to continue to collect and analyze the transparent pink crystal fragments found on the properties covered by our permits that consists of natural corundum and which we believe contain rubies. This phase was suspended during the winter months due to inclement weather. This phase is expected to resume in June 2003.

        After consulting with Prospecting Geophysics Ltd., we estimate that it will require approximately $1,000,000 to conduct our exploration program through December 31, 2003. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. We plan to raise a minimum of $1,000,000 through one or more private offerings pursuant to Rule 506 or Regulation D of through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

        We do not expect to make any direct expenditure to purchase any equipment as all equipment necessary will be provided by Prospecting Geophysics Ltd. pursuant to the Prospecting and Survey Agreement dated November 14, 2000. However, we will reimburse Prospecting Geophysics, Ltd. for all of it's out of pocket expenses including equipment rental.

        We now employ two individuals on a part time basis, both of whom are executive officers. We do not expect any significant changes in the number of employees within the next twelve months.

Risk Factors

  Operations—New Entity/Startup Entity

        We have no history running our mineral exploration business.

        We are engaged in the exploration stage of our business. We have not engaged in any substantive business operations to date. More particularly, we have not engaged in any mining operations. We have only engaged in exploratory activities, feasibility studies and the establishment of initial exploration plans. Thus, we have no way to evaluate the likelihood that we will be able to operate our business successfully. You should consider our business future based on the risks associated with our early stage, and lack of experience.

        We expect to face many of the typical challenges of a startup business.

        A startup business like ours faces a number of challenges. For example, engaging the services of qualified support personnel and related consultants and other experts is very important in the mineral exploration business, and there is keen competition for the services of these experts, consultants, and support personnel. Equally important in the mineral exploration business is establishing initial exploration plans for mining prospects, and analyzing relevant information efficiently. Establishing and maintaining budgets and appropriate financial controls is also very important to a startup business. We expect to incur substantial operating losses for the foreseeable future, as well. The failure to address one or more of these activities, or curb operating losses, may impair our ability to carry out our business plan.

  Operations—Mineral Exploration Activities

        Mineral exploration has many inherent risks of operations which may prevent ultimate success.

        Mineral exploration has significant risks. Mineral exploration companies (like us) are dependent on locating mineral reserves on the properties over which it has mineral permits, and are also dependent on the skillful management of minerals, when and if found or located on these properties. These minerals, when found in deposits and mineralizations, can vary substantially in a prospect, rendering what was initially believed to be a profitable deposit into one of little or no value. Unforeseen changes in regulations, the value of minerals, environmental regulations, mining technology, site conditions, and/or labor conditions can all have a negative impact on our operations, and each may impair our ability to carry out our business plan.

        Our business future is dependent on finding mineral deposits with sufficient mineralization and grade.

        Our business model depends on locating prospects with a sufficient amount of mineralization to justify surface and drilling sampling. No assurance can be given that our specific exploration target areas will be valuable in locating mineralizations. Even if initial mineralization reports are positive, subsequent activities may determine that deposits are not commercially viable. Thus, at any stage in the exploration process, we may determine that there is no business reason to continue and, at that time, our resources may not enable us to continue exploratory operations and will cause us to terminate our business.

        We have no known mineral reserves, and if we cannot find any, we will have to cease operations.

        We have no mineral reserves. If we do not find a mineral reserve containing diamonds, or if we cannot develop any diamond-bearing mineral reserve, either because we do not have the money to effect such a development, or because it will not be economically feasible to do it, we will have to cease operations, and you may lose your entire investment.

        We are relying on geological reports to locate potential mineral deposits, which may be inaccurate.

        We rely on geological reports to determine which of the properties, for which we have mineral permits, to explore. There is no sure method of verifying the care and manner used to prepare these reports without further verification on our part, or on our agents' part. Verification of reports is expected to be costly, and may take a considerable period of time. Verification could result in our rejecting a potential mineral prospect; however, we will have borne the expense of this verification with no likelihood of recovering the amounts expended. Decisions made without adequately checking the mining prospects could result in significant unrecoverable expenses. Mineral deposits initially thought to be valuable may, in fact, turn out to be of little value. Therefore, it is possible that investment funds will have been used, with no value having been achieved from the operations based on the reports.

        Regulatory compliance in the mineral exploration business is complex, and the failure to meet all of the various requirements could result in fines, or other limitations on the proposed business.

        Our mineral exploration activities will be subject to regulation by numerous governmental authorities. We are subject to environmental regulations under the Environmental Act (Quebec), the Mining Act (Quebec), and the Forest Act (Quebec). The failure to comply fully with these or any other governmental regulations will adversely affect our ability to explore for economic mineralization, and our subsequent business stages. The failure to comply with any regulations or licenses may result in fines or other penalties. We expect compliance with these regulations to be substantial. Therefore, compliance with (or, conversely, the failure to so comply with) applicable regulations will affect our ability to succeed in our business plans and to generate revenues and profits.

        Mineral exploration is a hazardous business, which entails risks for liability and/or damages.

        The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure against, or against which we may not elect to insure. We do not currently carry any insurance to protect against the potential liability of such hazards. The payment of any liabilities attributed to us may have a material adverse effect on our financial position and may cause us to cease operations.

        We face intense competition, and our competitors may have greater resources that we do and be better able to locate and explore mineral resources in a quicker and more cost efficient manner than we can.

        It is our belief that there are a significant number of companies with greater resources than those available to us, to locate and explore mineral resources. These companies may be able to reach production stages sooner than we can, and obtain a share of the market for mineral products before we can.

        Because our management has only limited experience in mineral exploration, we have a higher risk of failure.

        Our management has only limited experience in mineral exploration. As a result of this limited experience, there is a higher risk of our being unable to complete our business plan in the exploration of our mineral property.

  Capital Issues

        We do not currently have sufficient capital to engage in exploration activities.

        The cost of our planned exploration activities is approximately $1,000,000 to $1,200,000. As of the date of this filing, we do not have sufficient capital to engage in exploration activities, and no sources for financing. The extent to which we will be able to implement our exploration for minerals will be determined by our ability to engage in offerings of equity securities and/or debt securities. Without additional capital, we will have to either curtail our business plan, or abandon it altogether.

        We do not have any identified sources of additional capital, the absence of which may prevent us from continuing our operations.

        We do not, presently, have any arrangements with any investment banking firms or institutional lenders. Because we will need additional capital, we will have to expend significant effort to raise operating funds. These efforts may not be successful. If not, we will have to either curtail our business plan, or abandon it altogether.

  Corporate Governance Risks

        Our officers and directors will devote approximately one-third of their time to our operations.

        Our officers and directors have other interests. Because of these other interests, each will be devoting only one-third of their time to our operations, which could have a negative impact on the efficiency of our operations.

        Our directors and officers will have substantial ability to control our business direction.

        Because our directors and officers own, directly and indirectly, 51.18% of our common stock, they are in a position to control, or, at the least, influence the election of our directors. Therefore, they are able to influence our business operation.

Critical Accounting Policies and Estimates

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. This section summarizes the critical accounting policies and the related judgments involved in their application.

Valuation of Deferred Tax Assets

        We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and time of future taxable income and the potential changes in the ownership of the Company, which could subject our net operating loss carryforwards to substantial annual limitations, we offset our net deferred tax assets by an equivalent valuation allowance as of December 31, 2002.

Valuation of Long-Lived Assets

        We assess the recoverability of long-lived assets, such as mining claims, whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. If at some point in the future, we estimate that the undiscounted cash flows is less than the carrying value of the assets, this determination could result in non-cash charges to income that could materially affect our financial position or results of operations for that period.

FORWARD LOOKING STATEMENTS

        This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward- looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward- looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

Item 7. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Public Accountants	19
Balance Sheet December 31, 2002	20
Statements of Operations Years Ended December 31, 2002 and 2001 and Period from April 24, 2000 (Date of Inception) to December 31, 2002	21
Statements of Changes in Stockholders' Deficiency Years Ended December 31, 2002 and 2001 and Period from April 24, 2000 (Date of Inception) to December 31, 2002	22
Statements of Cash Flows Years Ended December 31, 2002 and 2001 and Period from April 24, 2000 (Date of Inception) to December 31, 2002	23
Notes to Financial Statements	24-28

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Diamond Discoveries International Corp.

        We have audited the accompanying balance sheet of DIAMOND DISCOVERIES INTERNATIONAL CORP. (An Exploration Stage Company) as of December 31, 2002, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2002 and 2001 and the period from April 24, 2000 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Discoveries International Corp. as of December 31, 2002, and its results of operations and cash flows for the years ended December 31, 2002 and 2001 and the period from April 24, 2000 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company had not generated any revenues from its operations and it had working capital and stockholders' deficiencies as of December 31, 2002. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                      J. H. Cohn LLP

Roseland, New Jersey
April 11, 2003

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
BALANCE SHEET
DECEMBER 31, 2002

ASSETS
Current assets—cash	$3,340

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Liabilities:
Accounts payable:
Prospecting Geophysics Ltd.	$886,076
Other	100,193
Advances from stockholders	586,056

Total liabilities	1,572,325

Commitments and contingencies
Stockholders' deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 80,000,000 shares authorized; 18,685,000 shares issued and outstanding	18,685
Additional paid-in capital	1,048,165
Deficit accumulated during the exploration stage	(2,612,544)
Subscriptions receivable for 51,758 shares	(23,291)

Total stockholders' deficiency	(1,568,985)

Total	$3,340

See Notes to Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2002

	2002	2001	April 24, 2000 to December 31, 2002
Revenues	$—	$—	$—

Operating expenses:
Exploration costs—charges by Prospecting Geophysics Ltd., net of reimbursements	511,752	828,229	1,938,513
General and administrative expenses	365,986	192,961	674,031

Totals	877,738	1,021,190	2,612,544

Net loss	$(877,738)	$(1,021,190)	$(2,612,544)

Basic net loss per common share	$(.05)	$(.06)

Basic weighted average common shares outstanding	18,001,044	15,795,418

See Notes to Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
YEAR ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO DECEMBER 31, 2002

						Deficit Accumulated During the Exploration Stage
	Preferred Stock		Common Stock				Subscriptions Receivable
					Additional Paid-in Capital
	Shares	Amount	Shares	Amount			Shares	Amount	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850					$4,850
Issuance of shares as payment for legal services			150,000	150	$3,600				3,750
Issuance of shares in connection with acquisition of mineral permits			2,000,000	2,000	48,000				50,000
Subscription for purchase of 10,000,000 shares			10,000,000	10,000	240,000		10,000,000	$(250,000)
Proceeds from issuance of common stock							(1,000,000)	25,000	25,000
Net loss						$(713,616)			(713,616)

Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)	9,000,000	(225,000)	(630,016)
Proceeds from issuance of common stock							(9,000,000)	225,000	225,000
Net loss						(1,021,190)			(1,021,190)

Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants			1,685,000	1,685	756,565		51,758	(23,291)	734,959
Net loss						(877,738)			(877,738)

Balance, December 31, 2002	—	$—	18,685,000	$18,685	$1,048,165	$(2,612,544)	51,758	$(23,291)	$(1,568,985)

See Notes to Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2002

	2002	2001	April 24, 2000 to December 31, 2002
Operating activities:
Net loss	$(877,738)	$(1,021,190)	$(2,612,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock			3,750
Cost of mineral permits paid through the issuance of common stock			50,000
Changes in operating assets and liabilities:
Accounts payable	128,059	470,141	986,269
Accrued interest		13,800

Net cash used in operating activities	(749,679)	(537,249)	(1,572,525)

Financing activities:
Advances from stockholders, net	17,719	296,566	586,056
Proceeds from issuance of common stock and warrants	734,959	225,000	989,809

Net cash provided by financing activities	752,678	521,566	1,575,865

Net increase (decrease) in cash	2,999	(15,683)	3,340
Cash, beginning of period	341	16,024	—

Cash, end of period	$3,340	$341	$3,340

See Notes to Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1—Business and basis of presentation:

        Diamond Discoveries International Corp. (the "Company") was incorporated in the State of Delaware on April 24, 2000. The Company plans to engage in activities related to the exploration for mineral resources in Canada. It plans to conduct exploration and related activities through contracts with third parties.

        As further explained in Note 3, the Company acquired its mineral permits for property in the "Torngat Fields" located in the Province of Quebec, Canada. The Company intends to develop the permits from early stage exploration through completion of the exploration phase. Prior to any further exploration decisions, a mineral deposit must be appropriately assessed. Gathering this data usually takes at least two years. Once the appropriate data has been gathered, management will determine whether and how to proceed. The Company recently discovered tiny diamonds in samples taken from the property and has contracted with Prospecting Geophysics Ltd. ("PGL") to conduct surveys and exploration at the property to begin to enable it to determine whether it can extract and produce diamonds from this kimberlite (see Note 3).

        Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of December 31, 2002. Accordingly, it is considered an "exploration stage company" for accounting purposes.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders' deficiency of approximately $1,569,000 as of December 31, 2002. Management believes that the Company will not generate any revenues during the twelve month period subsequent to December 31, 2002 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Although the Company received total consideration of $734,959 as a result of the completion of private placements of 1,685,000 units of common stock and warrants to purchase common stock during the year ended December 31, 2002 (see Note 9), management believes that the Company will still need total additional financing of approximately $1,000,000 to continue to operate as planned during the twelve month period subsequent to December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

        Management plans to obtain such financing through private offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least December 31, 2003 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

        The accompanying financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 2—Summary of significant accounting policies:

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

        Since the Company had a net loss for the year ended December 31, 2002, the assumed effects of the exercise of the warrants to purchase 1,685,000 shares of common stock that were issued during that year and the application of the treasury stock method would have been anti-dilutive. The Company did not have any potentially dilutive common shares outstanding during the year ended December 31, 2001. Therefore, diluted per share amounts have not been presented in the accompanying statements of operations.

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

Recent accounting pronouncements:

        The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 2002 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during the period from April 24, 2000 to December 31, 2002, and it does not believe that any of those pronouncements will have any significant impact on the Company's financial statements at the time they become effective.

Note 3—Permits:

        Pursuant to an agreement consummated on September 12, 2000, the Company acquired certain permits in the Torngat Fields from Peter Ferderber and S. G. Hawkins, who are key consultants and advisors to the Company, for total consideration of $90,540, of which $40,540 ($60,000 Canadian) represents the amount paid in cash and $50,000 represents the fair value of a total of 2,000,000 shares of the Company's common stock issued to Messrs. Ferderber and Hawkins. The exchange of shares for the permits was a noncash transaction that is not reflected in the accompanying statement of cash flows for the period from April 24, 2000 to December 31, 2002.

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

        In 2002, the Company acquired additional permits for adjacent property in the Torngat Fields by staking the property and paying the requisite fees to the Quebec Department of Natural Resources.

Note 4—Advances from stockholders:

        Advances from stockholders of $586,056 at December 31, 2002 were noninterest bearing and due on demand.

        Although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from stockholders because of the relationship of the Company and its stockholders, it believes that the advances will be repaid on a short-term basis and, accordingly, the carrying value of the advances approximated fair value as of December 31, 2002.

Note 5—Preferred stock:

        As of December 31, 2002, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company's Board of Directors, subject to certain limitations set forth in the Company's Articles of Incorporation. No shares of preferred stock had been issued by the Company as of December 31, 2002.

Note 6—Other issuances of common stock:

        During the period from April 24, 2000 to December 31, 2000, the Company issued 150,000 shares of common stock as payment for legal services. Accordingly, general and administrative expenses in the accompanying statement of operations, and common stock and additional paid-in capital in the accompanying statements of stockholders' deficiency, for the period from April 24, 2000 to December 31, 2002 was increased to reflect the estimated fair value of the shares of $3,750.

        On May 20, 2000, the Company completed the sale of 10,000,000 shares of common stock for $250,000, or $.025 per share, through a private placement intended to be exempt from registration under the Securities Act of 1933 (the "Act"). Initially, the buyer paid $25,000 in cash and $225,000 through the issuance of a 10% promissory note. The exchange of shares for a note receivable was a noncash transaction that is not reflected in the accompanying statement of cash flows for the period from April 24, 2000 to December 31, 2002. The 10% promissory note was paid on various dates through May 20, 2001.

        During the year ended December 31, 2002, the Company received total cash consideration of $734,959 as a result of the sale of 1,633,242 units of common stock and warrants to purchase common stock at $.45 per unit through private placements intended to be exempt from registration under the Act. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock exercisable at $.75 per share for a two year period from the date of purchase. All of the warrants remained outstanding as of December 31, 2002. The Company had also received subscriptions through the private placements for the purchase of 51,758 units at $.45 per unit or a total of $23,291 as of December 31, 2002. The notes receivable from the subscribers are noninterest bearing and due six months from the respective dates of sale.

Note 7—Income taxes:

        As of December 31, 2002, the Company had net operating loss carryforwards of approximately $2,613,000 available to reduce future Federal taxable income which will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $1,045,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2002.

        The Company had also offset the potential benefits from net operating loss carryforwards of approximately $694,000 and $286,000 by equivalent valuation allowances as of December 31, 2001 and 2000. As a result of the increases in the valuation allowance of $351,000 for the year ended December 31, 2002, $408,000 for the year ended December 31, 2001 and $1,045,000 for the period from April 24, 2000 to December 31, 2002, the Company did not recognize any credits for income taxes in the accompanying statements of operations to offset its pre-tax losses in any of those periods.

Note 8—Subsequent events:

        On March 10, 2003, the Company entered into agreements with various consultants for a period of one month beginning March 17, 2003. The consultants shall provide services pertaining to the development and implementation of a sale and marketing plan, and provide for advice to directors and officers of the Company. The Company has agreed to compensate the consultants by issuing them a total of 3,640,000 shares of its common stock which had an approximate aggregate fair value of $1,201,200 at the respective dates of issuance.

Note 11—Guarantee:

        On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200.

        *        *        *

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

        The following Table sets forth certain information regarding the executive officers and directors of the Company as of April 14, 2003:

Name	Age	Company Position
Teodosio V. Pangia	44	Chairman/CEO
Thomas Franzone	47	Secretary/Director
Peter Ferderber	75	Consultant
Dr. Ed Schiller	70	Advisor

TEODOSIO V. PANGIA

        Mr. Pangia has been Chairman, CEO and a Director of the Company since our formation in April 2000. He is the Chairman of TVP Capital Corp., a U.S. based venture capital company which he founded in April 2000 and which has provided consulting services to the Company since April 2000. From June 1997 to July 1999, Mr. Pangia was a co-founder and consultant of Environmental Solutions Worldwide, a company with five employees that is involved in the research and development of new products for the environmental sector, with an emphasis on catalytic emission control products. In August 2002, Mr. Pangia was named as a co-defendant in a SEC civil lawsuit against Environmental Solutions Worldwide, Inc., which seeks among other things to have Mr. Pangia barred from serving as an officer or a director of a publicly traded company. Mr. Pangia is currently defending himself from these allegations. From 1995 through 1997, Mr. Pangia was Director and Chief Executive Officer of Ecology Pure Air International, a Canadian company with five employees engaged in developing an automobile fuel catalyst. From 1992-1995, Mr. Pangia was a Director and Chief Executive Officer of EPA Enterprises, a Canadian company with five employees engaged in developing pre-combustion fuel technology. In 1997, a petition in bankruptcy was brought against Mr. Pangia in the Ontario Court of Justice. That petition, and a related order, was dismissed. Mr. Pangia anticipates spending approximately one-third of his professional time on the business of the Company. Mr. Pangia appeared before the Ontario Securities Commission on December 5, 2001 to set a date for a pre-hearing in a matter in which it has been alleged by the Ontario Securities Commission that during the period from March 1995 to February 1996 Mr. Pangia traded certain securities in Canada without being registered to do so and also engaged in a distribution of securities without filing a preliminary prospectus or prospectus. Mr. Pangia is set to appear before the Ontario Securities Commission on June 3, 2003 in order to settle these allegations.

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

DR. ED SCHILLER

        Dr. Ed Schiller is not an employee of ours but has been included here because we rely heavily on his service and expertise. He was a director of the Company from October 2002 to March 2003. He has stepped down as a director for personal reasons. He has however agreed to stay on as an advisor. He has been involved in mining as a geologist for over forty years. Dr. Schiller was a director of DIA-Met Minerals Ltd., where he supervised the drilling of the first diamond-bearing Kimberlite in the Northwest Territories in 1991. Since then he has been involved in several other Canadian diamond projects. He was awarded a B.A. and Masters Degree from Michigan State University and a Ph.D. from the University of Utah.

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

  Section 16(a) Beneficial Ownership Reporting Compliance

        The federal securities laws require our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our securities. Those persons who are required to file also are required to furnish us with copies of those reports when they are filed with the SEC. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that SEC beneficial ownership reporting requirements for fiscal 2002 were met with the following exceptions:

        Theodosio V. Pangia, our Chief Executive Officer, should have filed a Form 4 on or before June, 2002, relating to the acquisition of 4,950,000 shares by various entities that are beneficially owned and/or controlled (directly or indirectly) by Mr. Pangia (See Security Ownership of Certain Beneficial Owners and Management), that was not filed.

        Thomas Franzone, our Secretary and Treasurer, should have filed a Form 4 on or before June, 2002, relating to the acquisition of 275,000 shares, that was not filed.

        Due to the complexity of the reporting rules, we expect to institute procedures to assist our officers and directors with these obligations.

Item 10. Executive Compensation

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

        To date, we have accrued, but not paid, $20,000 and $8,000 of compensation to Mr. Pangia and Mr. Franzone, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group as of April 15, 2003:

Name and Address of Beneficial Owner(1)	Amount and Nature of Ownership		Approximate % of Class(2)
Teodosio V. Pangia President, CEO and Director	8,365,000	(3)	37.53%
Thomas Franzone Secretary	100,000		*
Directors and Officers as a Group	8,465,000		37.98%
TVP Capital Corp.(4)	3,415,000		15.32%
Gaye Knowles Management International Building East Bay Street P.O.N.-8188 Nassau, The Bahamas	1,200,000	(5)	5.38%

*
Less than 1%

(1)
Unless otherwise indicated, the beneficial owner's address is the same as the Company's principal office.

(2)
Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.

(3)
Includes an aggregate of 4,950,000 shares held Altea Investments, Ltd., Gata Investments, Ltd., Bekeman Investments, Ltd., SD Investments, Ltd., Baychester Investments Ltd., and Aester Investments Holdings Limited, companies beneficially owned and/or controlled (directly or indirectly) by Mr. Pangia, and 3,415,000 shares held by TVP Capital Corp. See footnote (4) below.

(4)
Teodosio V. Pangia is the sole officer, director and shareholder of TVP Capital Corp.

(5)
Includes shares owned by Lynx Enterprises, Inc., Rival Enterprises, Inc., and Enviro Technical Products Ltd., companies beneficially owned and/or controlled (directly or indirectly) by Mr. Knowles.

Item 12. Certain Relationships and Related Transactions.

        Teodosio Pangia, our president, director and CEO, is the sole principal of TVP Capital Corp, a Delaware corporation which owns 3,415,000 shares or 15.32% of our shares of common stock and beneficially owns and/or controls, either directly or indirectly, six companies, Altea Investments, Ltd., Gata Investments, Ltd., Baychester Investments, Ltd., Bekeman Investments, Ltd., Aester Investments Holdings Limited and S D Investments, Ltd., which in the aggregate hold 4,950,000 shares or 22.21% of our shares of common stock.

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

        We have entered into a Prospecting and Survey Agreement with Prospecting Geophysics Ltd. dated November 20, 2000, whereby Prospecting Geophysics Ltd. will act as the project manager for the Company's mineral exploration operations. Peter Ferderber is the President of Prospecting Geophysics Ltd. Under the agreement, we are to pay for Mr. Ferderber's services at a rate of $500 per day, on days that he personally attends the properties, in addition to reimbursing all expenses incurred by Prospecting Geophysics on behalf of the Company. Mr. Ferderber anticipates attending the properties approximately five to seven days every month. Prospecting Geophysics is required under the agreement to conduct prospecting and surveying activities on our behalf. The agreement has a term of eighteen (18) months with automatic renewal unless either party gives 30 days' notice of its intent to terminate. During the years ended December 31, 2002 and 2001 and the periods from April 24, 2000 (date of inception) to December 31, 2002, we incurred exploration costs by Prospecting Geophysics Ltd. of $511,752, $828,229 and $1,938,513, respectively. In addition, the Company owed Prospecting Geophysics Ltd. $886,076 at December 31, 2002.

        We believe that the terms of the above transactions are on terms at least as favorable to us as could have been obtained from arms-length negotiations with unrelated third parties.

Item 13. Exhibits and Reports on Form 8-K.

        There were no Current Reports on Form 8-K filed by the Registrant during the fourth quarter of the calendar year ended December 31, 2002.

Exhibit Number	Description of Document
3.1	Articles of Incorporation as filed on April 24, 2000(1)
3.2	Bylaws of Diamond Discoveries International Corp.(1)
10.1	Acquisition Agreement dated September 12, 2000 between the Company and Peter Ferderber, Stanley Hawkins and Tandem Resources Ltd.(2)
10.2	Prospecting and Survey Agreement between Prospecting Geophysics Ltd and the Company dated August 14, 2000.(1)
10.3	Transfer of Mining Rights between Peter Ferderber and the Company dated June 20, 2000.(1)
10.4	Option Agreement between Diamond Discoveries International Corp. and Tandem Resources Ltd. dated September 12, 2000.(2)
10.5	Revised Prospecting and Survey Agreement between Prospecting Geophysics Ltd. and the Company dated November 20, 2000.(2)
99.1	Title opinion of Lavery, de Billy on the Mining Exploration Permits.(1)
99.2	Certification of Periodic Report.
99.3	Certification of Periodic Report.

(1)
Previously filed on September 21, 2000 as part of the Company's Registration Statement on Form 10-SB, File No. 0-31585.

(2)
Previously filed on December 1, 2000 as part of the Company's Amended Registration Statement on Form 10-SB, File No. 0-31585.

Item 14. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Report on Form 10-KSB, we carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

(b)
Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

By:	/s/ TEODOSIO V. PANGIA Teodosio V. Pangia, CEO

Dated: May 2, 2003

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ TEODOSIO V. PANGIA Teodosio V. Pangia, CEO and Chairman and Director

Dated: May 2, 2003

By:	/s/ THOMAS FRANZONE Thomas Franzone, Secretary, Treasurer and Principal Accounting Officer

Dated: May 2, 2003

CERTIFICATIONS

I, Teodosio V. Pangia, certify that:

1.
I have reviewed this annual report on Form 10-KSB of Diamond Discoveries International Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	/s/ TEODOSIO V. PANGIA Teodosio V. Pangia Chief Executive Officer

CERTIFICATIONS

I, Thomas Franzone, certify that:

1.
I have reviewed this annual report on Form 10-KSB of Diamond Discoveries International Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	/s/ THOMAS FRANZONE Thomas Franzone Principal Accounting Officer

APPENDIX A

DIAMOND DISCOVERIES
INTERNATIONAL INC. (D.D.I.)
D.D.I.
N
Ungava
Bay
D.D.I.
D.D.I.
D.D.I.
DIAMOND DISCOVERIES
INTERNATIONAL CORP.
TORNGAT PROPERTIES
UNGAVA BAY NORTHERN QUEBEC

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II.
  Item 5. Market for Common Equity and Related Stockholder Matters.
  Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation
FORWARD LOOKING STATEMENTS
  Item 7. Financial Statements
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
DIAMOND DISCOVERIES INTERNATIONAL CORP. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS
  Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions .
  Item 13. Exhibits and Reports on Form 8-K.
  Item 14. Controls and Procedures
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
APPENDIX A