Form 10QSB
period 2003-03-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2003-05-20
CIK 1123836

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For 1934 for the transition period from to .

Commission file number

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(Exact name of small business issuer as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

06-1579927

(IRS Employer Identification No.)

1010 Sherbrooke St. W., Suite 2401
Montreal, Quebec Canada H3A 2R7

(Address of principal executive offices)

(514) 842-3343

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of Registrant’s common stock, as of May 19, 2003 is 22,325,000.

Transitional Small Business Disclosure Format (check one):  Yes     ☐   No     ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED BALANCE SHEET

MARCH 31, 2003

(Unaudited)

ASSETS

Current assets - cash	$43

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
Accounts payable:
Prospecting Geophysics Ltd.	$843,026
Other	81,803
Advances from stockholders	671,634
Total liabilities	1,596,463

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 80,000,000 shares authorized; 22,325,000 shares issued and outstanding	22,325
Additional paid-in capital	2,245,725
Deficit accumulated during the exploration stage	(3,240,579)
Subscriptions receivable for 51,758 shares of common stock	(23,291)
Unearned compensation	(600,600)
Total stockholders’ deficiency	(1,596,420)

Total	$43

See Notes to Condensed Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND PERIOD FROM

APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2003

(Unaudited)

	Three Months Ended March 31,
	2003	2002	Cumulative

Revenues	$—	$—	$—

Operating expenses:
Exploration costs - net charges (reimbursements) by Prospecting Geophysics Ltd.	—	(35,000)	1,938,513
General and administrative expenses	628,035	46,568	1,302,066
Totals	628,035	11,568	3,240,579

Net loss	$(628,035)	$(11,568)	$(3,240,579)

Basic net loss per common share	$(.03)	$ (—)

Basic weighted average common shares Outstanding	19,515,870	17,000,000

See Notes to Condensed Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

THREE MONTHS ENDED MARCH 31, 2003 AND PERIOD FROM APRIL 24, 2000

(DATE OF INCEPTION) TO MARCH 31, 2003

			Additional	Deficit accumulated during the	Subscriptions
	Common stock		paid-in	exploration	receivable		Unearned
	Shares	Amount	capital	stage	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	4,850,000	$4,850	$—	$—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	150,000	150	3,600	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	2,000,000	2,000	48,000	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	10,000,000	10,000	240,000	—	10,000,000	(250,000)	—
Proceeds from issuance of common stock	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	(713,616)	—	—	—	(713,616)
Balance, December 31, 2000	17,000,000	17,000	291,600	(713,616)	9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	(9,000,000)	225,000	—	225,000
Net loss	—	—	—	(1,021,190)	—	—	—	(1,021,190)
Balance, December 31, 2001	17,000,000	17,000	291,600	(1,734,806)	—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	1,685,000	1,685	756,565	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	(877,738)	—	—	—	(877,738)
Balance, December 31, 2002	18,685,000	18,685	1,048,165	(2,612,544)	51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for consulting agreements	3,640,000	3,640	1,197,560	—	—	—	(1,201,200)	—
Amortization of unearned compensation	—	—	—	—	—	—	600,600	600,600
Net loss	—	—	—	(628,035)	—	—	—	(628,035)
Balance, March 31, 2003	22,325,000	$22,325	$2,245,725	$(3,240,579)	51,758	$(23,291)	$(600,600)	$(1,596,420)

See Notes to Condensed Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND PERIOD FROM

APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2003

(Unaudited)

	Three Months Ended March 31,
	2003	2002	Cumulative

Operating activities:
Net loss	$(628,035)	$(11,568)	$(3,240,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	600,600	—	604,350
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Changes in operating liabilities - accounts payable	(61,440)	(48,497)	924,829
Net cash used in operating activities	(88,875)	(60,065)	(1,661,400)

Financing activities:
Advances from stockholders, net	85,578	60,000	671,634
Proceeds from issuance of common stock and warrants	—	—	989,809
Net cash provided by financing activities	85,578	60,000	1,661,443

Net increase (decrease) in cash	(3,297)	(65)	43

Cash, beginning of period	3,340	341	—

Cash, end of period	$43	$276	$43

See Notes to Condensed Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Business and basis of presentation:

Diamond Discoveries International Corp. (the “Company”) was incorporated in the State of Delaware on April 24, 2000. The Company plans to engage in activities related to the exploration for mineral resources in Canada. It plans to conduct exploration and related activities through contracts with third parties.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2003, its results of operations and cash flows for the three months ended March 31, 2003 and 2002, its changes in stockholders’ deficiency for the three months ended March 31, 2003 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to March 31, 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2002 and for the periods ended December 31, 2002 and 2001 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2002 that was previously filed with the SEC.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

As further explained in Notes 1 and 3 in the Audited Financial Statements, the Company acquired its mineral permits for property in the “Torngat Fields” located in the Province of Quebec, Canada. The Company intends to develop the permits from early stage exploration through completion of the exploration phase. Prior to any further exploration decisions, a mineral deposit must be appropriately assessed. Gathering this data usually takes at least two years. Once the appropriate data has been gathered, management will determine whether and how to proceed. The Company recently discovered tiny diamonds in samples taken from the property and has contracted with Prospecting Geophysics Ltd. (“PGL”) to conduct surveys and exploration at the property to begin to enable it to determine whether it can extract and produce diamonds from this kimberlite.

Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of March 31, 2003. Accordingly, it is considered an “exploration stage company” for accounting purposes.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders’ deficiency of approximately $1,596,000 as of March 31, 2003. Management believes that the Company will not generate any revenues during the twelve month period subsequent to March 31, 2003 in which it will be gathering and evaluating data related to the permits for the Torngat Fields.  Although the Company received total consideration of $735,000 as a result of the completion of private placements of 1,685,000 units of common stock and warrants to purchase common stock during the year ended December 31, 2002 (see Note 9 in the Audited Financial Statements), management believes that the Company will need total additional financing of approximately $1,000,000 to continue to operate as planned during the twelve month period subsequent to March 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least March 31, 2004 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

The accompanying condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 2 - Net earnings (loss) per share:

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

Since the Company had a net loss for the three months ended March 31, 2003, the assumed effects of the exercise of warrants to purchase 1,685,000 shares of common stock that were outstanding during that period and the application of the treasury stock method would have been anti-dilutive. The Company did not have any potentially dilutive common shares outstanding during the three months ended March 31, 2002. Therefore, diluted per share amounts have not been presented in the accompanying condensed statements of operations.

Note 3 - Advances from stockholders:

Advances from stockholders of $671,634 at March 31, 2003 were noninterest bearing and due on demand.

Note 4 - Income taxes:

As of March 31, 2003, the Company had net operating loss carryforwards of approximately $3,241,000 available to reduce future Federal taxable income which will expire through 2023. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $1,296,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2003.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2002. As a result of the increases in the valuation allowance of $251,000 in the three months ended March 31, 2003; $4,600 in the three months ended March 31, 2002 and $1,296,000 in the period from April 24, 2000 to March 31, 2003, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Note 5 - Consulting agreements:

On March 10, 2003, the Company entered into agreements with various consultants for a period of one month beginning March 17, 2003. The consultants are providing services pertaining to the development and implementation of a sales and marketing plan, and are providing advice to directors and officers of the Company.  The Company compensated the consultants by issuing them a total of 3,640,000 shares of its common stock which had an approximate aggregate fair value of $1,201,200 at the respective dates of issuance as determined based on the Black-Scholes option-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $1,201,200 to record that excess, of which $606,600 was amortized to compensation expense in the three months ended March 31, 2003.

Note 6 - Guarantee:

On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200 that matures on July 31, 2003.

* * *

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. The following discussion regarding us and our business and operations contains forward-looking statements. Such statements consist of any statement other than a recitation of historical fact, and can be identified by the use of such forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon, or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

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

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We cannot continue our exploration efforts until we have raised sufficient capital. We also need capital to fund overhead and administrative costs. For the three months ended March 31, 2003 and 2002 and the period from April 24, 2000 (date of inception) to March 31, 2003 we incurred $–, ($35,000) and $1,938,513 in exploration costs (net of reimbursements) and $628,035, $46,568 and $1,302,066 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business.  During the three months ended March 31, 2003, $600,600 of our general and administrative costs resulted from costs of services paid to consultants, through the issuance of common stock, a non-cash charge. We incurred a net loss of approximately $628,000 or $(.03) per share based on 19,515,870 weighted average shares outstanding for the three months ended March 31, 2003 compared to a loss of approximately $12,000 or less than $.01 per share based on 17,000,000 weighted average shares outstanding for the three months ended March 31, 2002.  We did not conduct any operations of a commercial nature during the period from April 24, 2000 to March 31, 2003.

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

Cash Flow and Capital Resources

Through March 31, 2003 we have relied on advances of approximately $672,000 from our principal stockholders, trade payables of approximately $925,000 (including $843,026 owed to Prospecting Geophysics Ltd.), and proceeds of $989,809 from the sale of common stock to support our limited operations. As of March 31, 2003, we had $43 in cash.

We plan to seek additional equity or debt financing of up to $1,000,000 which we plan to use for the next phase of our exploration program to be conducted through March 31, 2004, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

Plan of Operation

Our business plan for the next twelve months will consist of further exploration on the properties over which we hold the mineral exploration permits as well as preliminary marketing efforts. We intend to continue retaining Prospecting Geophysics Ltd. to analyze the results of phase one of our exploration program, and during phase two, to find the extent of the kimberlite dykes that were located in phase one and gather larger mini-bulk and bulk samples. These next samples are expected to be up to 7,000 lbs. Prospecting Geophysics Ltd. will attempt to locate additional kimberlite dykes and pipes and sample them as well. They will attempt to conduct further geochemistry tests to locate underground dykes which are not visible at the surface and magnetic surveys to trace them. Additionally, during phase two, we intend to continue to collect and analyze the transparent pink crystal fragments found on the properties covered by our permits that consists of natural corundum and which we believe contain rubies. This phase was suspended during the winter months due to inclement weather. This phase is expected to resume in June 2003.

After consulting with Prospecting Geophysics Ltd., we estimate that it will require approximately $1,000,000 to conduct our exploration program through March 31, 2004. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. We plan to raise a minimum of $1,000,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this quarterly report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

We do not expect to make any direct expenditure to purchase any equipment as all equipment necessary will be provided by Prospecting Geophysics Ltd. pursuant to the Prospecting and Survey Agreement dated November 14, 2000. However, we will reimburse Prospecting Geophysics Ltd. for all of it’s out of pocket expenses including equipment rental.

We now employ two individuals on a part-time basis, both of whom are executive officers. We do not expect any significant changes in the number of employees within the next twelve months.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes In Securities And Use Of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission Of Matters To A Vote Of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits And Reports On Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
3.1	Articles of Incorporation as filed on April 24, 2000*
3.2	Bylaws of Diamond Discoveries International Corp.*
10.1	Acquisition Agreement dated September 12, 2000 between the Company and Peter Ferderber, Stanley Hawkins and Tandem Resources Ltd.**
10.2	Prospecting and Survey Agreement between Prospecting Geophysics Ltd and the Company dated August 14, 2000.*
10.3	Transfer of Mining Rights between Peter Ferderber and the Company dated June 20, 2000.*
10.4	Option Agreement between Diamond Discoveries International Corp. and Tandem Resources Ltd. dated September 12, 2000.**
10.5	Revised Prospecting and Survey Agreement between Prospecting Geophysics Ltd. and the Company dated November 20, 2000.**
99.1	Certification of Periodic Report
99.2	Certification of Periodic Report

* Previously filed on September 21, 2000 as part of the Company’s Registration Statement on Form 10-SB, File No. 0-31585.

** Previously filed on December 1, 2000 as part of the Company’s Amended Registration Statement on Form 10-SB, File No. 0-31585.

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of May, 2003.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

/s/	Teodosio V. Pangia
Teodosio V. Pangia President and CEO

/s/	Thomas Franzone
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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of  registrant’s board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ Teodosio V. Pangia
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

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ Thomas Franzone
Thomas Franzone Principal Accounting Officer