Form 10QSB
period 2003-06-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2003-08-19
CIK 1123836

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For 1934 for the transition period from to .

Commission file number 000-31585

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of Registrant’s common stock, as of August 19, 2003 is 26,500,000.

Transitional Small Business Disclosure Format (check one):  Yes   ☐    No   ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED BALANCE SHEET

JUNE 30, 2003

(Unaudited)

ASSETS

Current assets – cash	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
8% Demand Notes payable	$186,872
Accounts payable:
Prospecting Geophysics Ltd.	1,093,218
Other	51,093
Advances from stockholders	763,617
Accrued expenses	39,298
Total liabilities	2,134,098

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 80,000,000 shares authorized; 26,500,000 shares issued and outstanding	26,500
Additional paid-in capital	2,968,473
Deficit accumulated during the exploration stage	(4,669,130)
Subscriptions receivable for 51,758 shares of common stock	(23,291)
Unearned compensation	(436,650)
Total stockholders’ deficiency	(2,134,098)

Total	$—

See Notes to Condensed Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND PERIOD FROM

APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2003

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002	Cumulative

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Exploration costs - net charges by Prospecting Geophysics Ltd.	227,768	103,285	227,768	138,285	2,166,281
General and administrative expenses	1,828,818	117,027	1,200,783	70,459	2,502,849
Totals	2,056,586	220,312	1,428,551	208,744	4,669,130

Net loss	$(2,056,586)	$(220,312)	$(1,428,551)	$(208,744)	$(4,669,130)

Basic net loss per common share	$(.09)	$(.01)	$(.06)	$(.01)

Basic weighted average common shares outstanding	21,854,696	17,409,945	24,389,560	17,815,385

See Notes to Condensed Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

SIX MONTHS ENDED JUNE 30, 2003 AND PERIOD FROM APRIL 24, 2000

(DATE OF INCEPTION) TO JUNE 30, 2003

Preferred stock

Common stock

Additional paid-in

Deficit accumulated during the exploration

Subscriptions receivable

Unearned

Shares

Amount

Shares

Amount

capital

stage

Shares

Amount

Compensation

Total

Issuance of shares to founders effective as of April 24, 2000

—

$

—

4,850,000

$

4,850

$

 —

$

—

—

$

—

$

—

$

4,850

Issuance of shares as payment for legal services

—

—

150,000

150

3,600

—

—

—

—

3,750

Issuance of shares in connection with acquisition of mineral permits

—

—

2,000,000

2,000

48,000

—

—

—

—

50,000

Subscription for purchase of 10,000,000 shares

—

—

10,000,000

10,000

240,000

—

10,000,000

(250,000

)

—

—

Proceeds from issuance of common  stock

—

—

—

—

—

—

(1,000,000

)

25,000

—

25,000

Net loss

—

—

—

—

—

(713,616

)

—

—

—

(713,616

)

Balance, December 31, 2000

—

—

17,000,000

17,000

291,600

(713,616

)

9,000,000

(225,000

)

—

(630,016

)

Proceeds from issuance of common  stock

—

—

—

—

—

—

(9,000,000

)

225,000

—

225,000

Net loss

—

—

—

—

—

(1,021,190

)

—

—

—

(1,021,190

)

Balance, December 31, 2001

—

—

17,000,000

17,000

291,600

(1,734,806

)

—

—

—

(1,426,206

)

Proceeds from private placements  of units of common stock and  warrants

—

—

1,685,000

1,685

756,565

—

51,758

(23,291

)

—

734,959

Net loss

—

—

—

—

—

(877,738

)

—

—

—

(877,738

)

Balance, December 31, 2002

—

—

18,685,000

18,685

1,048,165

(2,612,544

)

51,758

(23,291

)

—

(1,568,985

)

Issuance of shares as payment for accounts payable

—

—

1,500,000

1,500

146,923

—

—

—

—

148,423

Issuance of shares as payment  for services

—

—

6,315,000

6,315

1,328,635

—

—

—

—

1,334,950

Issuance of stock options

—

—

—

—

444,750

—

—

—

(444,750

)

—

Amortization of unearned compensation

—

—

—

—

—

—

—

—

8,100

8,100

Net loss

—

—

—

—

—

(2,056,586

)

—

—

—

(2,056,586

)

Balance, June 30, 2003

—

$

—

26,500,000

$

26,500

$

 2,968,473

$

(4,669,130

)

51,758

$

(23,291

)

$

(436,650

)

$

(2,134,098

)

See Notes to Condensed Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND PERIOD FROM

APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2003

(Unaudited)

	Six Months Ended June 30,
	2003	2002	Cumulative

Operating activities:
Net loss	$(2,056,586)	$(220,312)	$(4,669,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	1,343,050	—	1,346,800
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Changes in operating liabilities:
Accounts payable	306,465	(291,750)	1,292,734
Accrued expenses	39,298	—	39,298
Net cash used in operating activities	(367,773)	(512,062)	(1,940,298)

Financing activities:
Advances from stockholders, net	177,561	11,434	763,617
Proceeds from issuance of notes payable	186,872	—	186,872
Proceeds from issuance of common stock	—	540,000	989,809
Net cash provided by financing activities	364,433	551,434	1,940,298

Net increase (decrease) in cash	(3,340)	39,372	—

Cash, beginning of period	3,340	341	—

Cash, end of period	$—	$39,713	$—

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2003, its results of operations for the six and three months ended June 30, 2003 and 2002, its changes in stockholders’ deficiency for the six months ended June 30, 2003, its cash flows for the six months ended June 30, 2003 and 2002 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to June 30, 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2002 and for the periods ended December 31, 2002 and 2001 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2002 that was previously filed with the SEC.

The results of operations for the six and three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

As further explained in Notes 1 and 3 in the Audited Financial Statements, the Company acquired its mineral permits for property in the “Torngat Fields” located in the Province of Quebec, Canada. The Company intends to develop the permits from early stage exploration through completion of the exploration phase. Prior to any further exploration decisions, a mineral deposit must be appropriately assessed. Gathering this data usually takes several years. Once the appropriate data has been gathered, management will determine whether and how to proceed. The Company has discovered tiny diamonds in samples taken from the property and has contracted with Prospecting Geophysics Ltd. (“PGL”) to conduct surveys and exploration at the property to begin to enable it to determine whether it can extract and produce diamonds from this kimberlite.

Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of June 30, 2003. Accordingly, it is considered an “exploration stage company” for accounting purposes.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders’ deficiency of approximately $2,134,000 as of June 30, 2003. Management believes that the Company will not generate any revenues during the twelve month period subsequent to June 30, 2003 in which it will be gathering and evaluating data related to the permits for the Torngat Fields.  Although the Company received total consideration of $735,000 as a result of the completion of private placements of 1,685,000 units of common stock and warrants to purchase common stock during the year ended December 31, 2002 (see Note 9 in the Audited Financial Statements), management believes that the Company will need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to June 30, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least June 30, 2004 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

The accompanying condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 2 - Net earnings (loss) per share:

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

Since the Company had a net loss for the six and three months ended June 30, 2003 and 2002, the assumed effects of the exercise of outstanding stock options and warrants during those periods and the application of the treasury stock method would have been anti-dilutive.  Therefore, diluted per share amounts have not been presented in the accompanying condensed statements of operations.  As of June 30, 2003, the Company had outstanding stock options and warrants that were convertible (or potentially convertible) into 7,085,00 shares of common stock (5,400,000 shares from stock options and 1,685,000 shares from warrants) that were not included in diluted loss per share due to their anti-dilutive effects.

Note 3 - Advances from stockholders:

Advances from stockholders of $763,617 at June 30, 2003 were non-interest bearing and due on demand.

Note 4 - Income taxes:

As of June 30, 2003, the Company had net operating loss carryforwards of approximately $4,669,000 available to reduce future Federal taxable income which will expire through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $1,868,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2003.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2002. As a result of the increases in the valuation allowance of $823,000 and $572,000 in the six and three months ended June 30, 2003, respectively, $88,000 and $83,000 in the six and three months ended June 30, 2002, respectively, and $1,868,000 in the period from April 24, 2000 to June 30, 2003, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Note 5 – Consulting agreements:

On March 10, 2003, the Company entered into agreements with various consultants for a period of one month beginning March 17, 2003.  The consultants are providing services pertaining to the development and implementation of a sales and marketing plan, and are providing advice to directors and officers of the Company.  The Company compensated the consultants by issuing them a total of 3,640,000 shares of its common stock which had an approximate aggregate fair market value of $1,201,200 at the respective dates of issuance as determined based on the Black-Scholes option-pricing model.  Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $1,201,200 to record that excess which was amortized to compensation expense in the six months ended June 30, 2003.

Note 6 – Stockholders’ equity

Common Stock

In April 2003, the Company issued 2,675,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $133,750 in the six months ended June 30, 2003 for the fair value of the shares.

In May 2003, the Company issued 1,500,000 shares of its common stock in payment of accounts payable to Prospecting Geophysics, Ltd. of $148,423, which approximated the fair value of the shares.

These were noncash transactions and, accordingly, they are not reflected in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2003.

Stock Option Plan

On May 30, 2003, the Company adopted the Diamond Discoveries International Corp. 2003 Stock Incentive Plan (the “Plan”).  Under the Plan, 15,000,000 shares of common stock are reserved for issuance.  The purpose of the Plan is to provide incentives for officers, directors, consultants and key employees to promote the success of the Company, and to enhance the Company’s ability to attract and retain the services of such persons.  Options granted under the Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options.  Stock options may be granted under the Plan for all employees and consultants of the Company, or employees of any present or future subsidiary or parent of the Company.  The Plan is administered by the Board of Directors.  The Compensation Committee is empowered to interpret the Plan and to prescribe, amend and rescind the rules and regulations pertaining to the Plan.  Options granted under the Plan generally vest over three years.  No option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by the optionee.  The Compensation Committee may not receive options.

Any incentive stock option that is granted under the Plan may not be granted at a price less than the fair market value of the Company’s Common Stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the total combined voting power through all classes of stock of the Company or a subsidiary or parent of the Company.)  Non-qualified stock options may be granted at the exercise price established by the Compensation Committee, which may be less than the fair market value of the Company’s Common Stock on the date of grant, but in no event shall such exercise price be less than 55% of such fair market value.

Each option granted under the Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of a holder of more than 10% of the total combined voting power of all classes of stock of the Company or a subsidiary or parent of the Company) and shall lapse upon expiration of such period, or earlier upon termination of the recipient’s employment with the Company, or as determined by the Compensation Committee.

The Company issued options to acquire 5,400,000 shares of its common stock at a weighted average exercise price of $.09 to consualtants and other nonemployees.  The option had an aggregate fair market value of $444,750 at the respective dates of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $444,750 to record the fair value of the options, of which $8,100 was amortized to compensation expense in the three months ended June 30, 2003.

Note 7 – Guarantee:

On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200 that was originally scheduled to mature on July 31, 2003. The maturity date of the promissory note and the guaranty have been extended to October 31, 2003.

* * *

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-QSB. The following discussion regarding us and our business and operations contains forward-looking statements. Such statements consist of any statement other than a recitation of historical fact, and can be identified by the use of such forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon, or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

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

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We cannot continue our exploration efforts until we have raised sufficient capital. We also need capital to fund overhead and administrative costs. For the six and three months ended June 30, 2003 and 2002 and the period from April 24, 2000 (date of inception) to June 30, 2003 we incurred $227,768, $227,768, $103,285, $138,285 and $2,166,281 in exploration costs and $1,828,818, $1,200,783, $117,207, $70,459 and $2,502,849 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $2,056,000 or $(.09) per share based on 21,854,696 weighted average shares outstanding for the six months ended June 30, 2003 and a net loss of approximately $1,429,000 or $(.06) per share based on 24,389,560 weighted average shares outstanding for the three months ended June 30, 2003 compared to a loss of approximately $220,000 or $(.01) per share based on 17,409,945 weighted average shares outstanding for the six months ended June 30, 2002 and a loss of approximately $209,000 or $(.01) per share based on 17,815,385 weighted average shares outstanding for the three months ended June 30, 2002.

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

Cash Flow and Capital Resources

Through June 30, 2003 we have relied on advances of approximately $764,000 from our principal stockholders, trade payables of approximately $1,144,000 (including $1,093,218 owed to Prospecting Geophysics Ltd.), and proceeds of $989,809 from the sale of common stock to support our limited operations. As of June 30, 2003, we did not have any cash.

We plan to seek additional equity or debt financing of up to $1,500,000 which we plan to use for the next phase of our exploration program to be conducted through June 30, 2004, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

After consulting with Prospecting Geophysics Ltd., we estimate that it will require approximately $1,500,000 to conduct our exploration program through June 30, 2004. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. We plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D of through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed and summarized and reported within the time specified by the Securities and Exchange Commission's rules and forms.

There was no change in our internal controls over financial reporting during the quarter ended June 30, 2003 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes In Securities

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission Of Matters To A Vote Of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits And Reports On Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
3.1	Articles of Incorporation as filed on April 24, 2000*
3.2	Bylaws of Diamond Discoveries International Corp.*
10.1	Acquisition Agreement dated September 12, 2000 between the Company and Peter Ferderber, Stanley Hawkins and Tandem Resources Ltd.**
10.2	Prospecting and Survey Agreement between Prospecting Geophysics Ltd and the Company dated August 14, 2000.*
10.3	Transfer of Mining Rights between Peter Ferderber and the Company dated June 20, 2000.*
10.4	Option Agreement between Diamond Discoveries International Corp. and Tandem Resources Ltd. dated September 12, 2000.**
10.5	Revised Prospecting and Survey Agreement between Prospecting Geophysics Ltd. and the Company dated November 20, 2000.**
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed on September 21, 2000 as part of the Company’s Registration Statement on Form 10-SB, File No. 0-31585.

** Previously filed on December 1, 2000 as part of the Company’s Amended Registration Statement on Form 10-SB, File No. 0-31585.

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August, 2003.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

/s/	Teodosio V. Pangia
Teodosio V. Pangia
President, CEO and Principal Accounting Officer