Form 10QSB
period 2003-09-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2003-11-19
CIK 1123836

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of Registrant’s common stock, as of November 13, 2003 is 42,960,123.

Transitional Small Business Disclosure Format (check one):  Yes    ☐    No    ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2003

(Unaudited)

ASSETS

Current assets – cash	$1,758

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
8% Demand notes payable	$5,164
Accounts payable:
Prospecting Geophysics Ltd.	1,461,945
Other	55,809
Advances from stockholders	302,734
Accrued taxes and other expenses	130,001
Total liabilities	1,955,653

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 80,000,000 shares authorized; 41,810,123 shares issued and outstanding	41,810
Additional paid-in capital	4,587,871
Deficit accumulated during the exploration stage	(5,456,997)
Subscriptions receivable for 51,758 shares of common stock	(23,291)
Unearned compensation	(1,103,288)
Total stockholders’ deficiency	(1,953,895)

Total	$1,758

See Notes to Condensed Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND PERIOD

FROM APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003

(Unaudited)

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2003	2002	2003	2002	Cumulative

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Exploration costs - net charges by Prospecting Geophysics Ltd.	868,309	411,057	640,541	307,772	2,806,822
General and administrative expenses	1,976,144	244,551	147,326	127,524	2,650,175
Totals	2,844,453	655,608	787,867	435,296	5,456,997

Net loss	$(2,844,453)	$(655,608)	$(787,867)	$(435,296)	$(5,456,997)

Basic net loss per common share	$(.11)	$(.04)	$(.02)	$(.02)

Basic weighted average common shares Outstanding	25,571,850	17,749,463	32,884,945	18,423,007

See Notes to Condensed Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND PERIOD FROM APRIL 24, 2000

(DATE OF INCEPTION) TO SEPTEMBER 30, 2003

					Additional paid-in capital	Deficit accumulated during the exploration stage			Unearned compensation	Total

	Preferred stock		Common stock				Subscriptions receivable
	Shares	Amount	Shares	Amount			Shares	Amount
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	10,000,000	(250,000)	—	(250,000)
Proceeds from issuance of common stock	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)	9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)	—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)	51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	1,500,000	1,500	146,923	—	—	—	—	148,423
Issuance of shares as payment for services	—	—	6,315,000	6,315	1,328,635	—	—	—	—	1,334,950
Issuance of stock options	—	—	—	—	1,212,750	—	—	—	(1,212,750)	—
Issuance of shares as payment for advances from stockholders	—	—	5,000,000	5,000	520,000	—	—	—	—	525,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	8,500,000	8,500	206,500	—	—	—	—	215,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	109,462	109,462
Net loss	—	—	—	—	—	(2,844,453)	—	—	—	(2,844,453)
Balance, September 30, 2003	—	$—	41,810,123	$41,810	$4,587,871	$(5,456,997)	51,758	$(23,291)	$(1,103,288)	$(1,953,895)

See Notes to Condensed Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND PERIOD FROM

APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003

(Unaudited)

	Nine Months Ended September 30,
	2003	2002	Cumulative

Operating activities:
Net loss	$(2,844,453)	$(655,608)	$(5,456,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	1,444,412	—	1,448,162
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Changes in operating liabilities –
Accounts payable	679,908	(58,211)	1,666,177
Accrued expenses	130,001	—	130,001
Net cash used in operating activities	(590,132)	(713,819)	(2,162,657)

Financing activities:
Advances from stockholders, net	241,678	3,531	827,734
Proceeds from issuance of notes payable	186,872	—	186,872
Proceeds from issuance of common stock	160,000	725,959	1,149,809
Net cash provided by financing activities	588,550	729,490	2,164,415

Net increase (decrease) in cash	(1,582)	15,671	1,758

Cash, beginning of period	3,340	341	—

Cash, end of period	$1,758	$16,012	$1,758

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2003, its results of operations for the nine and three months ended September 30, 2003 and 2002, its changes in stockholders’ deficiency for the nine months ended September 30, 2003, its cash flows for the nine months ended September 30, 2003 and 2002 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to September 30, 2003. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2002 and for the periods ended December 31, 2002 and 2001 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2002 that was previously filed with the SEC.

The results of operations for the nine and three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of September 30, 2003. Accordingly, it is considered an “exploration stage company” for accounting purposes.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders’ deficiency of approximately $1,954,000 as of September 30, 2003. Management believes that the Company will not generate any revenues during the twelve month period subsequent to September 30, 2003 in which it will be gathering and evaluating data related to the permits for the Torngat Fields.  Although the Company received total consideration of $735,000 as a result of the completion of private placements of 1,685,000 units of common stock and warrants to purchase common stock during the year ended December 31, 2002 (see Note 9 in the Audited Financial Statements), management believes that the Company will need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to September 30, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least September 30, 2004 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Since the Company had a net loss for the nine and three months ended September 30, 2003 and 2002, the assumed effects of the exercise of outstanding stock options and warrants during those periods and the application of the treasury stock method would have been anti-dilutive.  Therefore, diluted per share amounts have not been presented in the accompanying condensed statements of operations.  As of September 30, 2003, the Company had outstanding stock options and warrants that were convertible (or potentially convertible) into 7,985,00 shares of common stock (6,300,000 shares from stock options and 1,685,000 shares from warrants) that were not included in diluted loss per share due to their anti-dilutive effects.

Note 3 - Advances from stockholders:

Advances from stockholders of $302,734 at September 30, 2003 were non-interest bearing and due on demand.

Note 4 - Income taxes:

As of September 30, 2003, the Company had net operating loss carryforwards of approximately $5,457,000 available to reduce future Federal taxable income which will expire through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $2,183,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2003.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2002. As a result of the increases in the valuation allowance of $1,138,000 and $315,000 in the nine and three months ended September 30, 2003, respectively, $262,000 and $174,000 in the nine and three months ended September 30, 2002, respectively, and $2,183,000 in the period from April 24, 2000 to September 30, 2003, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Note 5 – Consulting agreements:

On March 10, 2003, the Company entered into agreements with various consultants for a period of one month beginning March 17, 2003.  The consultants are providing services pertaining to the development and implementation of a sales and marketing plan, and are providing advice to directors and officers of the Company.  The Company compensated the consultants by issuing them a total of 3,640,000 shares of its common stock which had an approximate aggregate fair market value of $1,201,200 at the respective dates of issuance as determined based on the Black-Scholes option-pricing model.  Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $1,201,200 to record that excess which was amortized to compensation expense in the nine months ended September 30, 2003.

Note 6 – Stockholders’ equity

Common Stock

In 2003, the Company issued 6,315,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $1,334,950 in the nine months ended September 30, 2003 for the fair value of the shares.

In May 2003, the Company issued 1,500,000 shares of its common stock in payment of accounts payable to Prospecting Geophysics, Ltd. of $148,423, which approximated the fair value of the shares.

From July 2003 to September 2003, the Company issued 1,810,123 shares of its common stock in payment of 8% demand notes payable of $126,708, which approximated the fair value of the shares.

In August 2003, in connection with a private placement of its common stock, the Company issued 2,000,000 shares of its common stock for $150,000.  In addition, the Company issued 6,500,000 shares of its common stock for $65,000 in connection with the exercise of stock options.

In September 2003, the Company issued 5,000,000 shares of its common stock in payment of advances to shareholders of $525,000, which approximated the fair value of the shares.

The issuances of common stock in payment of accounts payable, 8% demand notes payable and advances to stockholders were noncash transactions and, accordingly, they are not reflected in the accompanying condensed statement of cash flows for the nine months ended September 30, 2003.

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

In 2003, the Company issued options to acquire 12,800,000 shares of its common stock at a weighted average exercise price of $.05 to consultants and other nonemployees.  The options had an aggregate fair market value of $1,212,750 at the respective dates of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $1,212,750 to record the fair value of the options, of which $109,462 and $101,362 was amortized to compensation expense in the nine and three months ended September 30, 2003, respectively.

Note 7 – Guarantee:

On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200 that was originally scheduled to mature on July 31, 2003. The maturity date of the promissory note and the guaranty have been extended to April 30, 2004.

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

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We cannot continue our exploration efforts until we have raised sufficient capital. We also need capital to fund overhead and administrative costs. For the nine and three months ended September 30, 2003 and 2002 and the period from April 24, 2000 (date of inception) to September 30, 2003 we incurred $868,309, $640,541, $411,057, $307,772 and $2,806,822 in exploration costs and $1,976,144, $147,326, $244,551, $127,524 and $2,650,175 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $2,844,000 or $(.11) per share based on 25,571,850 weighted average shares outstanding for the nine months ended September 30, 2003 and a net loss of approximately $788,000 or $(.02) per share based on 32,884,945 weighted average shares outstanding for the three months ended September 30, 2003 compared to a loss of approximately $656,000 or $(.04) per share based on 17,749,463 weighted average shares outstanding for the nine months ended September 30, 2002 and a loss of approximately $435,000 or $(.02) per share based on 18,423,007 weighted average shares outstanding for the three months ended September 30, 2002.

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

Cash Flow and Capital Resources

Through September 30, 2003 we have relied on advances of approximately $828,000 from our principal stockholders, trade payables of approximately $1,518,000 (including $1,461,945 owed to Prospecting Geophysics Ltd.), and proceeds of $1,149,809 from the sale of common stock to support our limited operations. As of September 30, 2003, we had $1,758 in cash.

We plan to seek additional equity or debt financing of up to $1,500,000 which we plan to use for the next phase of our exploration program to be conducted through September 30, 2004, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders.  Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future.

If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

Plan of Operation

Our business plan for the next year will consist of further exploration on the properties over which we hold the mineral exploration permits as well as preliminary marketing efforts. We intend to continue retaining Prospecting Geophysics Ltd. to analyze the results of phase one of our exploration program, and during phase two, to find the extent of the kimberlite dykes that were located in phase one and gather larger mini-bulk and bulk samples. These next samples are expected to be up to 7,000 lbs. Prospecting Geophysics, Ltd. will attempt to locate additional kimberlite dykes and pipes and sample them as well. They will attempt to conduct further geochemistry tests to locate underground dykes which are not visible at the surface and magnetic surveys to trace them. Additionally, during phase two, we intend to continue to collect and analyze the transparent pink crystal fragments found on the properties covered by our permits that consists of natural corundum and which we believe contain rubies. This phase resumed in June 2003 and was suspended for the winter months due to inclement weather.

After consulting with Prospecting Geophysics Ltd., we estimate that it will require approximately $1,500,000 to conduct our exploration program through September 30, 2004. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. We plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D of through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed and summarized and reported within the time specified by the Securities and Exchange Commission’s rules and forms.

There was no change in our internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

From July 2003 to September 2003, the Company issued 1,810,123 shares of its common stock in reliance upon an exemption under Section 4(2) of the Securities Act in payment of 8% demand notes payable of $126,708, which approximated the fair value of the shares.

In August 2003, in connection with a private placement of its common stock, the Company issued 2,000,000 shares of its common stock to two (2) accredited people in reliance upon an exemption under Section 4(2) of the Securities Act for $150,000.

In September 2003, the Company issued 5,000,000 shares of its common stock in reliance upon an exemption under Section 4(2) of the Securities Act in payment of advances to shareholders of $525,000, which approximated the fair value of the shares.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission Of Matters To A Vote Of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits And Reports On Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November, 2003.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

/s/	Teodosio V. Pangia
Teodosio V. Pangia
President, CEO and
Principal Accounting Officer