Form 10-K
period 2003-12-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2004-04-14
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 000-31585

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(Name of Small Business Issuer)

Delaware	06-1579927
(State or Other Jurisdiction	(IRS Employer Identification No.)
of Incorporation)

804 – 750 West Pender St.
Vancouver, B.C.	V6C 2T7
(Address of Principal Executive Offices)	(Zip Code)

(604) 683-1368
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year were: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 13, 2004 is $7,400,697.

The number of shares outstanding of the Company’s common stock, as of April 14, is 69,227,123.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

TABLE OF CONTENTS

DESCRIPTION OF BUSINESS
DESCRIPTION OF PROPERTY
LEGAL PROCEEDINGS
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
INDEX TO FINANCIAL STATEMENTS
FINANCIAL STATEMENTS
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
CONTROLS AND PROCEDURES
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
EXHIBITS AND REPORTS ON FORM 8-K
PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
APPENDIX A

PART I

This Annual Report on Form 10-KSB and the information incorporated by reference includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business,” and elsewhere in this Annual Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Diamond Discoveries International or our officers with respect to, among other things, the ability to successfully implement our acquisition and exploration strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

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

The consideration paid under the Acquisition Agreement was 1,000,000 shares of our common stock to each of Messrs. Ferderber and Hawkins, and the payment of $Cdn35,000 to Mr. Hawkins and $Cdn25,000 to Mr. Ferderber. We also assigned to Messrs. Ferderber and Hawkins a one per cent (1%) interest in the “Net Smelter Returns” of the property, one half of which is payable over the first $Cdn50 million in revenues from the property. (Net Smelter Returns are determined by the net amount of money received from the sale of ore, or ore concentrates or other products from a property to a smelter or other ore buyer.) Once Messrs. Ferderber and Hawkins have received $Cdn10 million from these Net Smelter Returns, their interest terminates. Tandem Resources Ltd. received an option to purchase 40% of the mineral rights on the properties. This option is conditioned on a number of events occurring, which are:

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

Based upon an analysis of samples taken from these properties, we believe that the properties for which we have exploration permits contain kimberlite.  Kimberlite is a type of igneous rock that occasionally contains tiny to extremely tiny diamonds, and on very rare occasions contains gem quality diamonds.  Certain samples taken from our properties have contained both macro diamonds and micro diamonds.  Samples from most of the dykes contain diamond fragments as well.

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

Prospecting Geophysics Ltd. commissions crews of workers who gather samples of rock from the properties, and transport the samples to a facility where they can be tested for properties which tend to indicate the presence of diamonds. We have established camp sites for the workers at the location of the properties, in order to decrease the costs of lodging. In addition, we plan to use commercial supply boats, rather than commissioning private boats, to transport the rock samples. Because the properties are only accessible by air, we plan to rent helicopters as well as fixed wing aircraft known as “beavers” to transport workers and samples to and from the properties.

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

Thus far we have begun early stage exploration activities, and have gathered samples from one property for analysis. An exploration team of eight men gathered samples and data at this property. The samples are taken from dykes or “pipes” containing kimberlite. These samples were analyzed by Lakefield Research Limited, of Ontario, an independent laboratory, which uses caustic dissolution to extract the diamonds from the samples. This laboratory issued reports dated September 26 and September 27, 2000, on two samples, one of which indicates that out of a 24.65 kilogram sample, two diamonds were found weighing 0.015 carats in the aggregate. The second sample of 30.22 kilograms yielded eight diamonds, with a total weight of 0.001 carats.

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

In 2002, we acquired permits for an additional 50,000 acres adjacent to the property where we already have permits located in the Torngat mountain region of Quebec. We acquired the permits by staking the property and paying the requisite fees to the Quebec Department of Natural Resources. In addition to paying the fees, we must perform a certain amount of assessment work on each claim to keep them in good standing. We have successfully completed all assessment work related to this property. During our exploration for the 2002 season, we continued to take large rock bulk samples from property included in the original 469.05 square kilometers. In addition, we began to focus our efforts on the property included in the newly acquired 50,000 acres. We have been successful in locating four new kimberlite dyke systems that contain 27 new dykes, most of which have been sampled.  Reduced samples from the original field samples were subject to micro-probed analysis and found to contain typical kimberlite minerals, phologopite and olivine and the important indicator minerals chrome diopside, pyrope garnet, picro-ilmenite and chromite. One 110 pound sample containing an olivine xenolith was found to contain a large population of indicator minerals including 243 G9 garnets, 65 chrome diopsides, and 143 spinels. This mineral assemblage is similar to the Arx Dyke which is located on our permit property that contained the nine micro and one macro diamonds. Phase two was suspended due to inclement weather during the winter months of 2002 and resumed in June 2003.

The 2003 exploration program, managed by Prospecting Geophysics Ltd. of Val D'Or, Quebec consisted of geological mapping, rock sampling, stream geochemistry, ground magnetometer surveys and prospecting.  Analytical results are still being received.  The program defined and evaluated four loosely bounded belts containing more than 50 Kimberlite dykes, two kimberlite pipes and several suspected dykes.  Besides the two macro diamonds and 13 micro diamonds previously discovered in the "A" dyke in 2000, and the rubies reported from the D, F and K dykes in 2001, SGS Lakefield Research discovered diamond fragments from kimberlite/aillikite samples taken from the F, E, B, G, Yvon #2, Champagne pipe, Peter Lake, P, U, Bella, at eight locations on the St. Pierre N. dyke and at five locations along the MJR kimberlite dyke in 2003.  Subsequently in 2003, diamond fragments have been verified at Mount Jacques Rousseau.

Geologist, Robert Dillman, consultant to Diamond Discoveries, received results from C.F. Mineral Research Limited of microprobe analysis of several picked mineral samples from various dykes.  The January 2004 results indicated forsterite olivines and clinopyroxenes with diamond inclusion compositions, some of which are associated with large diamonds were noted in the Yvon #2, K16 and St. Pierre Southdykes.  The February 2004 results determined the presence of chrome diopside and forsterite olivine (Diamond Indicator Minerals) from seven dykes named: St. Pierre dyke, St. Pierre Extension, A Dyke, C Dyke Champagne, K dyke and K25 dyke.  Five of the dykes have an aillikite composition and the St. Pierre and St. Pierre extension have a kimberlite composition.  Using the C.F. Minerals classification, 100% of the olivine grains analyzed from the St. Pierre, St. Pierre Extension and the K dyke are classified as having diamond inclusion compositions and there is potential for these dykes to host diamonds.

With these results in hand, Diamond Discoveries International Corp. is planning an aggressive program of core drilling and bulk sampling of the many targets that are presently defined.  The Company is budgeting $1.3 million for further bulk sampling, core drilling and caustic fusion analysis for 2004.

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

Additionally, on March 27, 2001, the Gem Trade Laboratory of the Gemological Institute of America (“G.I.A.”), an independent laboratory, issued a report in which they analyzed “random samples” of numerous transparent pink crystal fragments that were obtained from the property covered by our permits known as D.D.I #1 (See map at Appendix A on page 38 of this Annual Report) in October 2000, by our agent Prospecting Geophysics Ltd. These samples were taken from property located in the original 469.05 square kilometers in the Torngat mountain region. The conclusion of the report was that the samples that ranged in size from approximately 0.40 to 0.70 MM consisted of natural corundum. Corundum is the hardest mineral after diamond. The samples obtained from the property covered by our permit were transparent pink suggesting that they consist of the “ruby” gem. A ruby is a red variety of the mineral corundum. We expect to continue to collect additional samples of this mineral during the 2004 exploration season.

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

We are currently subject to the environmental regulations set forth under the Environmental Act (Quebec), the Mining Act (Quebec) and the Forest Act (Quebec). We believe that we are in compliance with all of these acts, and moreover, we believe that the environmental impact of our exploration activities will be minimal. To the extent that we remove large amounts of rock or soil from the properties, we will likely have to remediate any environmental disruption caused by our activities. It is impossible to assess with any certainty the cost of such replacement or remediation activities, or the potential liability that we would face if we were to be found to have violated one, or more, of these Acts.

Employees

We do not have any full time employees at the present time. We have two part time employees, Mr. John Kowalchuk, and Mr. Edward C. Williams, both of whom are executive officers. We have entered into a prospecting and survey agreement with Prospecting Geophysics Ltd. to act as an on-site project manager; they have four full time employees, and contract with other personnel on an as-needed basis.

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

Currency Fluctuation

We also have exposure to currency fluctuations, since our properties are located in Canada, and thus our transactions are largely in Canadian dollars. Such fluctuations can materially affect our financial position and other results of operations. References to the “dollar” or “$US” in this Registration Statement are to United States Dollars, and “Canadian” or “$Cdn” refers to Canadian dollars. Unless otherwise stated, the translations of $US to $Cdn and vice versa have been made at the average rate for the year indicated. The following table sets forth the high and low exchange rate of the Canadian dollar per US dollar as of the latest praticable date and for each of the last six months:

Period	High	Low
April 13, 2004	1.3300	1.3037	(1)
March 2004	1.3570	1.3055
February, 2004	1.3512	1.3069
January 2004	1.3360	1.2683
December 2003	1.3420	1.2839
November 2003	1.3410	1.2948
October 2003	1.3518	1.3021

(1) Represents the low rate on April 6, 2004.

Item 2. Description of Property

Please refer to Appendix A to this Annual Report at page 34, which contains a map of our permit locations.

The Company recently entered into a lease for office space beginning February 1, 2004 and terminating on April 30, 2007. Under the terms of the lease, the Company pays approximately $Cdn 1,033 per month. However, the Company is not obligated to pay rent for the period from February 1, 2004 to April 30, 2004.

We do not own real property, nor do we hold any other real property interest other than the lease describe above and the exploration permits which we discuss above under the caption “Description of Business.” As noted above, we have engaged Prospecting Geophysics Ltd. as our on-site project manager for our exploration activities.

In compliance with Guide 7 of Industry Guides under the Securities Act of 1933 and the Securities Exchange Act of 1934, the following information is provided, since we are engaged or to be engaged in significant mining operations:

(1)                                  The permits were acquired in the Acquisition Agreement cover 469.05 square kilometers of properties in northwest Quebec, Canada, on the eastern shore of Ungava Bay and by staking an additional 50,000 acres adjacent to such properties and paying the requisite fees to the Quebec Department of Natural Resources. With the exception of the five (5) month period from November to March in which there is inclement weather in the area surrounding the properties, there is nothing preventing access to the properties. However, hazardous weather conditions could prevent us from accessing the properties in other months as well. The properties are only accessible by air via a helicopter or by boat. There are no roads that permit direct access to the properties.

(2)                                  Pursuant to an agreement between us and Peter Ferderber, Peter Ferderber has transferred to us six (6) permits for the properties. The properties covered by the permits are indicated on the map presented in Appendix A by the areas marked D.D.I. Further, pursuant to the Acquisition Agreement, in consideration for the permits, we have issued 1,000,000 shares of our common stock to Mr. Ferderber and have paid him $25,000 Canadian, and at Mr. Ferderber’s request, $35,000 Canadian to Stanley G. Hawkins. We have obtained the opinion of Lavery, de Billy, Barristers and Solicitors of Montreal, Canada dated July 10, 2000, that Mr. Ferderber was the record owner of the permits under the Mining Act of Quebec and that the permits were in good standing as of June 21, 2000.

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

Geology

The Torngat Property, where the properties for which we have mineral permits are located, lies within the Torngat mountain province. The crust in the province is thickened because two continental plates were pushed, more than a billion years ago, one on top of the other. The predominant rock type on the properties are the Tasiuyak Gneiss, a northwest trending belt of gneissic rock. The gneisses are considered to be altered sedimentary rocks.

The rocks of the Torngat mountain province strike northwest-southeast within the Torngat property. Cross-cutting the gneisses, there are a number of kimberlite dykes. The individual dykes are dark green and generally coarse grained across most of their width.

The properties are in a location over an early Precambrian bedrock segment which is bedrock dating back to the earliest era of geological history, called an “Archon.” An Archon is an immobile segment of the earth’s crust exceeding 1.5 billion years in age. Kimberlite, a form of igneous rock, is widely regarded as the main source for diamonds, and is reported from postulated Archon called the “Baltic Shield.” Only in the past decade have diamond explorers recognized that these Baltic Shield rocks are potentially viable for diamonds.

The Property is Without Known Reserves and our Proposed Program is Exploratory in Nature.    Exploration for diamonds on the properties began because the formation and layout of the rocks on the properties indicated that some of the rocks had been pushed up through the earth’s crust. This is initially identified by geologists from the age and shape of the rocks. When these different or unexpected rock formations appear, geologist then consider the area surrounding these rocks as strong targets for exploration for diamonds. This is because, geologists believe, as the rocks are pushing up through the earth’s surface from great depths, the rocks travel through diamond fields located below the earth’s surface and therefore rocks containing diamonds are forced to the surface.

Rocks containing these characteristics were identified on the properties covered by our mineral permits. Once these rocks were identified, we then conducted a magnetometer survey. The magnetometer is a small electronic device used by geologists to survey the land for areas of high magnetism. This can be used in the air or on the ground. This test is conducted because, when the rocks are being pushed through the earth’s surface (as described above), in addition to bringing rocks containing diamonds, iron from below the Earth’s surface is also forced to the surface. The magnetometer reads the surface of the Earth for any magnetism created by the iron upon the belief that if a particular property contains a high concentration of iron that was forced up from below the earth’s surface; the property may also contain diamonds that have been similarly forced up to the surface.

An airborne magnetometer survey was conducted over the properties for which we have mineral permits, and six (6) magnetic dykes were discovered. This indicated to us that these properties were potentially a source for diamonds. In addition, samples of rock taken from the properties have yielded small diamonds.

We have hired Prospecting Geophysics Ltd. to conduct these exploration procedures. Mr. Peter Ferderber is the President of Prospecting Geophysics Ltd. Mr. Ferderber has over forty years of experience in mining exploration. Prospecting Geophysics Ltd. plans to conduct the exploration of the property which is expected to last for the next two years. The first phase involved identifying areas on the property from which to take samples and gathering small samples from the properties for analysis. This analysis to date has demonstrated the presence of 10 micro diamonds in two samples taken. The second phase involves determining the extent of any kimberlite dykes that were located in phase one and to gather mini-bulk and bulk samples. This will enable us to determine if there are larger and more marketable diamonds on the properties. We began phase two exploration in April 2001 and assuming adequate funding and reasonable weather conditions, this phase is expected to take four (4) years to complete.  Operations are generally suspended from October to April because of inclement weather. The following is a breakdown of the estimated budget for particular aspects of our exploration activities:

Prospecting and geological mapping	$190,000
Helicopter support	225,000
Lodging and food	110,000
Airplane support	100,000
Mobilization and Demobilization	60,000
Fuel for helicopter, airplane and camps	40,000
Fuel transport by boat	8,000
Pick-up truck rental	15,000
Drill program	250,000
Testing samples for Diamonds	150,000
Property Taxes (Quebec Dept. of Natural Resources)	60,000
Supervision	60,000

Total	$1,268,000

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of calendar year 2003, no matters were submitted to a vote of the security holders of the Company.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

As of July 18, 2002 prices for the Common Stock were quoted on the Over the Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol DMDD. The following table sets forth the high and low closing bid prices of the Company’s Common Stock for the periods indicated as reported by the NASD. These quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2002
Third Quarter	1.500	0.250
Fourth quarter	0.600	0.160

Fiscal Year 2003
First Quarter	0.370	0.110
Second Quarter	0.330	0.090
Third Quarter	0.180	0.080
Fourth Quarter	0.210	0.090

Fiscal Year 2004
First Quarter	0.190	0.090

Of the 69,227,123 shares of our common stock issued and outstanding as of April 13, 2004, 22,172,123 shares of our common stock are currently considered “restricted securities” and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Act unless registered under the Act.

As of April 13, 2004 the number of holders of record of our common stock was approximately 72.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future because we intend to retain our earnings to finance the expansion of our business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, our financial condition, capital requirements and business condition. We are prohibited from paying cash dividends on the common stock until any issued and outstanding preferred stock is converted into common stock. However, there were no shares of preferred stock outstanding as of December 31, 2003.

Recent Sales of Unregistered Securities

On May 1, 2000, the Company sold 4,850,000 shares of its common stock for $.001 per share to the following persons in the amount indicated opposite each person’s name:

TVP Capital Corp.	3,475,000
Tom Franzone	275,000
Vasilik Kalantzakos	100,000
Tunku Mudzaffar Bin Tunku Mustapha	250,000
Romeo Dibatista Sr.	250,000
JJAB, LLC	500,000

These shares were sold pursuant to Section 4(2) of the Act and were not issued in connection with any public offering. Teodosio V. Pangia is the sole shareholder of TVP Capital Corp. Tom Franzone was our Secretary and principal accounting officer. We issued 150,000 shares of common stock to Bondy & Schloss LLP, as payment for legal services valued at $3,750. Bondy & Schloss LLP was legal counsel to the Company.

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

Pursuant to the Acquisition Agreement dated September 12, 2000, we issued 1,000,000 shares of our common stock to each of Messrs. Ferderber and Hawkins in consideration for the acquisition of the exploration permits referred to in “Description of Business,” above. These shares were issued pursuant to Section 4(2) of the Act and were not issued in connection with any public offering.

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

During the year ended December 31, 2002, the Company received total cash consideration of $734,959 as a result of the sale of 1,633,242 units of common stock and warrants to purchase common stock at $.45 per unit through private placements intended to be exempt from registration under the Act. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock exercisable at $.75 per share for a two year period from the date of purchase. All of the warrants remained outstanding as of December 31, 2002. The Company had also received subscriptions through the private placements for the purchase of 51,758 units at $.45 per unit or a total of $23,291 as of December 31, 2002. The notes receivable from the subscribers are non-interest bearing and due six months from the respective dates of sale.

In 2003, the Company issued 2.675,000 shares of its common stock in exchange for services performed by various consultants.

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

In October 2003, the Company issued 2,500,000 shares of its common stock in payment of advances from shareholders of $250,000, which approximated the fair value of the shares.  In addition, in connection with a private placement of its common stock, the Company issued 4,000,000 shares of its common stock for $300,000, $281,250 of which represents a subscription receivable at December 31, 2003.  Also, the Company issued 540,000 shares of its common stock in payment for accounts payable of $54,000, which approximated the fair value of the shares.

In December 2003, the Company issued 960,000 shares of its common stock in payment for accounts payable of $96,000, which approximated the fair value of the shares.

The sale and issuance of the aforementioned shares were exempt transactions under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.  At the time of sale, the persons who acquired these securities were all full, informed and advised about matters concerning us, including our business, financial affairs and other matters.  The shareholders acquired the securities for their own account or their designees.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB. The following discussion regarding us and our business and operations contains forward-looking statements. Such statements consist of any statement other than a recitation of historical fact, and can be identified by the use of such forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon, or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

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

Going Concern

In connection with their audit report on our financial statements as of December 31, 2003, Rodefer & Moss, our independent public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We cannot continue our exploration efforts until we have raised sufficient capital. We also need capital to fund overhead and administrative costs. For the fiscal years ended December 31, 2003 and 2002 and the period from April 24, 2000 (date of inception) to December 31, 2003 we incurred $690,490, $511,752 and $2,629,003 in exploration costs and $2,233,602, $365,986 and $2,907,633 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $3,222,057 or $(.10) per share based on 32,371,250 weighted average shares outstanding for the fiscal year ended December 31, 2003 compared to a loss of approximately $878,000 or $(.05) per share based on 18,001,044 weighted average shares outstanding for the fiscal year ended December 31, 2002. We did not conduct any operations of a commercial nature during the period from April 24, 2000 to December 31, 2003.

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

Cash Flow and Capital Resources

Through December 31, 2003 we have relied on advances of approximately $885,000 from our principal stockholders, trade payables of approximately $1,667,000 (including $1,619,241 owed to Prospecting Geophysics Ltd.), and proceeds of approximately $1,406,000 from the sale of common stock to support our limited operations. As of December 31, 2003, we had approximately $700 of cash.

We plan to seek additional equity or debt financing of up to $1,500,000 which we plan to use for the next phase of our exploration program to be conducted through December 31, 2004, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

Plan of Operation

Our business plan for the next year will consist of further exploration on the properties over which we hold the mineral exploration permits as well as preliminary marketing efforts. We intend to continue retaining Prospecting Geophysics Ltd. to analyze the results of phase one of our exploration program, and during phase two, to find the extent of the kimberlite dykes that were located in phase one and gather larger mini-bulk and bulk samples. These next samples are expected to be up to 7,000 lbs. Prospecting Geophysics, Ltd. will attempt to locate additional kimberlite dykes and pipes and sample them as well. They will attempt to conduct further geochemistry tests to locate underground dykes which are not visible at the surface and magnetic surveys to trace them. Additionally, during phase two, we intend to continue to collect and analyze the transparent pink crystal fragments found on the properties covered by our permits that consists of natural corundum and which we believe contain rubies. This phase was suspended during the winter months due to inclement weather. This phase is expected to resume in May 2004.

After consulting with Prospecting Geophysics Ltd., we estimate that it will require approximately $1,300,000 to conduct our exploration program through December 31, 2004. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. We plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D of through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

We rely on geological reports to determine which of the properties, for which we have mineral permits, to explore. There is no sure method of verifying the care and manner used to prepare these reports without further verification on our part, or on our agents’ part. Verification of reports is expected to be costly, and may take a considerable period of time. Verification could result in our rejecting a potential mineral prospect; however, we will have borne the expense of this verification with no likelihood of recovering the amounts expended. Decisions made without adequately checking the mining prospects could result in significant unrecoverable expenses. Mineral deposits initially thought to be valuable may, in fact, turn out to be of little value. Therefore, it is possible that investment funds will have been used, with no value having been achieved from the operations based on the reports.

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

The cost of our planned exploration activities is approximately $1,300,000. As of the date of this filing, we do not have sufficient capital to engage in exploration activities, and no sources for financing. The extent to which we will be able to implement our exploration for minerals will be determined by our ability to engage in offerings of equity securities and/or debt securities. Without additional capital, we will have to either curtail our business plan, or abandon it altogether.

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and time of future taxable income and the potential changes in the ownership of the Company, which could subject our net operating loss carryforwards to substantial annual limitations, we offset our net deferred tax assets by an equivalent valuation allowance as of December 31, 2003.

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

Item 7. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants

Balance Sheet December 31, 2003

Statements of Operations Years Ended December 31, 2003 and 2002 and Period from April 24, 2000 (Date of Inception) to December 31, 2003

Statements of Changes in Stockholders’ Deficiency Years Ended December 31, 2003 and 2002 and Period from April 24, 2000 (Date of Inception) to December 31, 2003

Statements of Cash Flows Years Ended December 31, 2003 and 2002 and Period from April 24, 2000 (Date of Inception) to December 31, 2003

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Diamond Discoveries International Corp.

We have audited the accompanying balance sheet of DIAMOND DISCOVERIES INTERNATIONAL CORP. (An Exploration Stage Company) as of December 31, 2003, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Discoveries International Corp. as of December 31, 2003, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company had not generated any revenues from its operations and it had working capital and stockholders’ deficiencies as of December 31, 2003. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee
April 14, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Diamond Discoveries International Corp.

We have audited the accompanying statements of operations, changes in stockholders’ deficiency and cash flows of DIAMOND DISCOVERIES INTERNATIONAL CORP. (An Exploration Stage Company) for the year ended December 31, 2002 and the period from April 24, 2000 (date of inception) to December 31, 2002 (not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of DIAMOND DISCOVERIES INTERNATIONAL CORP. (An Exploration Stage Company) for the year ended December 31, 2002 and the period from April 24, 2000 (date of inception) to December 31, 2002 (not presented herein), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company had not generated any revenues from its operations. In addition, the Company had working capital and stockholders’ deficiencies as of December 31, 2002. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ J. H. Cohn LLP

Roseland, New Jersey
April 11, 2003

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
BALANCE SHEET
DECEMBER 31, 2003

ASSETS
Current assets—cash	$738

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
8% Demand notes payable	$5,164
Accounts payable:
Prospecting Geophysics Ltd.	1,619,241
Other	47,628
Advances from stockholders	110,198
Accrued taxes and other expenses	154,374

Total liabilities	1,936,605

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 80,000,000 shares authorized; 53,760,123 shares issued and outstanding	53,760
Additional paid-in capital	5,777,671
Deficit accumulated during the exploration stage	(5,834,601)
Accumulated other comprehensive income (loss)	(360,900)
Unearned compensation	(1,267,256)
Subscriptions receivable for 4,051,758 shares	(304,541)

Total stockholders’ deficiency	(1,935,867)

Total	$738

See Notes to Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2003

	2003	2002	April 24, 2000 to December 31, 2003
Revenues	$—	$—	$—

Operating expenses:
Exploration costs—charges by Prospecting Geophysics Ltd., net of reimbursements	690,490	511,752	2,629,003
General and administrative expenses	2,233,602	365,986	2,907,633

Total operating expenses	2,924,092	877,738	5,536,636

Operating loss	(2,924,092)	(877,738)	(5,536,636)

Other expenses
Interest expense	(297,965)		(297,965)

Net loss	$(3,222,057)	$(877,738)	$(5,834,601)

Basic net loss per common share	$(.10)	$(.05)

Basic weighted average common shares outstanding	32,371,250	18,001,044

See Notes to Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2003 AND 2002 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO DECEMBER 31, 2003

						Deficit
						Accumulated	Accumulated
					Additional	during the	other	Subscriptions
	Preferred stock		Common stock		Paid-in	exploration	comprehensive	receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	income	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000,000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)	—	—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)	—	51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	$—	53,760,123	$53,760	$5,777,671	$(5,834,601)	$(360,900)	4,051,758	$(304,541)	$(1,267,256)	$(1,935,867)

See Notes to Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2003

	2003	2002	April 24, 2000 to December 31, 2003
Operating activities:
Net loss	$(3,222,057)	$(877,738)	$(5,834,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	1,544,694	—	1,548,444
Cost of mineral permits paid through the issuance of common stock	—	—	50,000
Changes in operating assets and liabilities:
Accounts payable	618,123	128,059	1,604,392
Accrued expenses	154,374	—	154,374

Net cash used in operating activities	(904,866)	(749,679)	(2,477,391)

Financing activities:
Advances from stockholders, net	299,142	17,719	885,198
Proceeds from issuance of notes payable	186,872	—	186,872
Proceeds from issuance of common stock and warrants	416,250	734,959	1,406,059

Net cash provided by financing activities	902,264	752,678	2,478,129

Net increase (decrease) in cash	(2,602)	2,999	738
Cash, beginning of period	3,340	341	—

Cash, end of period	$738	$3,340	$738

See Notes to Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1—Business and basis of presentation:

 Diamond Discoveries International Corp. (the “Company”) was incorporated in the State of Delaware on April 24, 2000. The Company is engaged in activities related to the exploration for mineral resources in Canada. It conducts exploration and related activities through contracts with third parties.

As further explained in Note 3, the Company acquired its mineral permits for property in the “Torngat Fields” located in the Province of Quebec, Canada. The Company intends to develop the permits from early stage exploration through completion of the exploration phase. Prior to any further exploration decisions, a mineral deposit must be appropriately assessed. Gathering this data usually takes several years. Once the appropriate data has been gathered, management will determine whether and how to proceed. The Company has discovered tiny diamonds in samples taken from the property and has contracted with Prospecting Geophysics Ltd. (“PGL”) to conduct surveys and exploration at the property to begin to enable it to determine whether it can extract and produce diamonds from this kimberlite (see Note 3).

Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of December 31, 2003. Accordingly, it is considered an “exploration stage company” for accounting purposes.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders’ deficiency of approximately $1,936,000 as of December 31, 2003. Management believes that the Company will not generate any revenues during the twelve month period subsequent to December 31, 2003 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Although the Company received total consideration of $734,959 as a result of the completion of private placements of 1,685,000 units of common stock and warrants to purchase common stock during the year ended December 31, 2002 and in 2003, the Company received $902,264  from proceeds of shareholder advances, the issuance of notes payable and the sales of common stock (see Note 5), management believes that the Company will still need total additional financing of approximately $1,300,000 to continue to operate as planned during the twelve month period subsequent to December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least December 31, 2004 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Mining costs:

Exploration and evaluation costs are expensed as incurred. Management’s decision to develop or mine a property will be based on an assessment of the viability of the property and the availability of financing. The Company will capitalize mining exploration and other related costs attributable to reserves in the event that a definitive feasibility study establishes proven and probable reserves. Capitalized mining costs will be expensed using the unit of production method and will also be subject to an impairment assessment.

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

Net earnings (loss) per share:

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

Since the Company had a net loss for the years ended December 31, 2003 and 2002, the assumed effects of the exercise of the warrants to purchase 1,685,000 shares of common stock that were issued during 2002 and the application of the treasury stock method would have been anti-dilutive.  Therefore, there is no diluted per share amounts in the 2003 and 2002 statements of operations.

Foreign currency translation and transactions:

The functional currency of the Company’s operations is Canadian dollars.  The assets and liabilities arising from these operations are translated at current exchange rates and related revenues and expenses at average exchange rates in effect during the year.  Resulting translation adjustments, if material, are recorded in the statement of changes in stockholders' deficiency while foreign currency transaction gains and losses are included in operations.

The Company recorded a loss of $3,222,057 and $5,834,601 during the year ended December 31, 2003 and the period from April 24, 2000 (Date of Inception) to December 31, 2003, respectively.  During the year ended December 31, 2003, the Company recorded a net foreign currency translation adjustment of $360,900 in its interest in the Torngat Mountains operations reflecting a strengthening of the Canadian dollar against the U. S. dollar which is included in accumulated other comprehensive income (loss).  Translation adjustments for prior periods have been immaterial.

Comprehensive loss

Comprehensive loss consists of net loss for the period, unrealized hedging transactions and foreign currency translation adjustments.

Recent accounting pronouncements:

The Financial Accounting Standards Board had issued certain accounting pronouncements as of December 31, 2003 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the period from April 24, 2000 to December 31, 2003, and it does not believe that any of those pronouncements will have any significant impact on the Company’s financial statements at the time they become effective.

Note 3—Permits:

Pursuant to an agreement consummated on September 12, 2000, the Company acquired certain permits in the Torngat Fields from Peter Ferderber and S. G. Hawkins, who are key consultants and advisors to the Company, for total consideration of $90,540, of which $40,540 ($60,000 Canadian) represents the amount paid in cash and $50,000 represents the fair value of a total of 2,000,000 shares of the Company’s common stock issued to Messrs. Ferderber and Hawkins. The exchange of shares for the permits was a non-cash transaction that is not reflected in the accompanying statement of cash flows for the period from April 24, 2000 to December 31, 2003.

In connection with the acquisition of these permits, the Company assigned to the sellers a 1% interest in the “net smelter returns” of the property, one-half of which is payable over the first $50,000,000 (Canadian) of revenues produced from the property. Such interest would terminate once the sellers receive a total of $10,000,000 (Canadian) based on such interest. Net smelter returns are determined by the net amount received from the sale to a smelter or other buyer of ore, ore concentrates or other products produced from the property.

Mr. Hawkins owns Tandem Resources, Ltd. (“Tandem”). As part of the agreement for the purchase of the permits, the Company granted Tandem an option to purchase a 40% interest in a joint venture that would be formed between the Company and Tandem to conduct operations related to the properties covered by the permits at such time as the Company has incurred expenditures related to such operations totaling $5,000,000 (Canadian). The exercise price for the option will be $2,000,000 (Canadian). Mr. Ferderber also is the president of PGL (see Note 1).

In 2002, the Company acquired additional permits for 50,000 acres of adjacent property in the Torngat Fields by staking the property and paying the requisite fees to the Quebec Department of Natural Resources.

Note 4—Advances from stockholders:

Advances from stockholders of $110,198 at December 31, 2003 were non-interest bearing and due on demand.

Although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from stockholders because of the relationship of the Company and its stockholders, it believes that the advances will be repaid on a short-term basis and, accordingly, the carrying value of the advances approximated fair value as of December 31, 2003.

Note 5—Stockholders’ equity:

Preferred stock

As of December 31, 2003, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. No shares of preferred stock had been issued by the Company as of December 31, 2003.

Common stock

During the period from April 24, 2000 to December 31, 2000, the Company issued 150,000 shares of common stock as payment for legal services. Accordingly, general and administrative expenses in the accompanying statement of operations, and common stock and additional paid-in capital in the accompanying statements of stockholders’ deficiency, for the period from April 24, 2000 to December 31, 2003 was increased to reflect the estimated fair value of the shares of $3,750.

On May 20, 2000, the Company completed the sale of 10,000,000 shares of common stock for $250,000, or $.025 per share, through a private placement intended to be exempt from registration under the Securities Act of 1933 (the “Act”). Initially, the buyer paid $25,000 in cash and $225,000 through the issuance of a 10% promissory note. The exchange of shares for a note receivable was a noncash transaction that is not reflected in the accompanying statement of cash flows for the period from April 24, 2000 to December 31, 2003. The 10% promissory note was paid on various dates through May 20, 2001.

During the year ended December 31, 2002, the Company received total cash consideration of $734,959 as a result of the sale of 1,633,242 units of common stock and warrants to purchase common stock at $.45 per unit through private placements intended to be exempt from registration under the Act. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock exercisable at $.75 per share for a two year period from the date of purchase. The Company had also received subscriptions through the private placements for the purchase of 51,758 units at $.45 per unit or a total of $23,291 as of December 31, 2002. The notes receivable from the subscribers are noninterest bearing and were due six months from the respective dates of sale, but remained outstanding at December 31, 2003. All the warrants remained outstanding as of December 31, 2003.

In 2003, the Company issued 6,715,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $1,374,950, or $0.20 per share, for the fair value of the shares.

In May 2003, the Company issued 1,500,000 shares of its common stock in payment of accounts payable to Prospecting Geophysics, Ltd. of $148,423, or $0.10 per share, which approximated the fair value of the shares.

From July 2003 to September 2003, the Company issued 1,810,123 shares of its common stock in payment of 8% demand notes payable of $126,708, or $0.07 per share, which approximated the fair value of the shares.

In August 2003, in connection with a private placement of its common stock, the Company issued 2,000,000 shares of its common stock for $150,000, or $0.08 per share.  In addition, the Company issued 6,500,000 shares of its common stock for $65,000, or $0.01 per share, in connection with the exercise of stock options.

In September 2003, the Company issued 5,000,000 shares of its common stock in payment of advances from stockholders of $525,000, or $0.11 per share, which approximated the fair value of the shares.

In October 2003, the Company issued 2,500,000 shares of its common stock in payment of advances from stockholders of $250,000, or $0.10 per share, which approximated the fair value of the shares.  In addition, in connection with a private placement of its common stock, the Company issued 4,000,000 shares of its common stock for $300,000, or $0.08 per share, $281,250 of which represents a subscription receivable at December 31, 2003.  Also, the Company issued 540,000 shares of its common stock in payment for accounts payable of $54,000, or $0.10 per share, which approximated the fair value of the shares. Further, the Company issued 2,350,000 shares of its common stock for $225,500, or $0.10 per share, in connection with the exercise of stock options.

In November 2003, the Company issued 1,200,000 shares of its common stock for $12,000, or $0.01 per share, in connection with the exercise of stock options.

In December 2003, the Company issued 960,000 shares of its common stock in payment for accounts payable of $96,000, or $0.10 per share, which approximated the fair value of the shares.

The issuances of common stock for services and in payment of accounts payable, 8% demand notes payable and advances to stockholders were non-cash transactions and, accordingly, they are not reflected in the accompanying statements of cash flows for the year ended December 31, 2003 and the period from April 24, 2000 (Date of Inception) to December 31, 2003.

Stock Option Plan

On May 30, 2003, the Company adopted the Diamond Discoveries International Corp. 2003 Stock Incentive Plan (the “Plan”).  Under the Plan, 15,000,000 shares of common stock are reserved for issuance.  The purpose of the Plan is to provide incentives for officers, directors, consultants and key employees to promote the success of the Company, and to enhance the Company’s ability to attract and retain the services of such persons.  Options granted under the Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options.  Stock options may be granted under the Plan to all employees and consultants of the Company, or employees of any present or future subsidiary or parent of the Company.  The Plan is administered by the Board of Directors.  The Compensation Committee is empowered to interpret the Plan and to prescribe, amend and rescind the rules and regulations pertaining to the Plan.  Options granted under the Plan generally vest over three years.  No option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by the optionee.  The Compensation Committee may not receive options.

Any incentive stock option that is granted under the Plan may not be granted at a price less than the fair market value of the Company’s Common Stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the total combined voting power through all classes of stock of the Company or a subsidiary or parent of the Company.)  Non-qualified stock options may be granted at the exercise price established by the Compensation Committee, which may be less than the fair market value of the Company’s Common Stock on the date of grant.

Each option granted under the Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of an incentive option granted to a  holder of more than 10% of the total combined voting power of all classes of stock of the Company or a subsidiary or parent of the Company) and shall lapse upon expiration of such period, or earlier upon termination of the recipient’s employment with the Company, or as determined by the Compensation Committee.

In 2003, the Company issued options to acquire 13,875,000 shares of its common stock at a weighted average exercise price of $.04 per share to consultants and other non-employees.  The options had an aggregate fair market value of $1,437,000 at the respective dates of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $1,437,000 to record the fair value of the options, of which $169,744 was amortized to compensation expense in the year ended December 31, 2003.

The following assumptions were used to price the options, all of whose exercise price was less than market at the date of grant: Risk free rate of return, 3%; expected life, 3 years; expected volatility, 200.25%; expected dividends, zero.

	Shares	Weighed Average Exercise Price

Options outstanding beginning of year	—	NA
Options canceled	—	NA
Options exercised	10,050,000	$0.02
Options granted	13,875,000	$0.04

Options outstanding end year	3,825,000	$0.11

Options exercisable end of year	3,825,000	$0.11

Options price range, end of year	$0.10 to $0.11
Options price range for exercised shares	$0.01 to $0.11
Options available for grant at end of year	1,125,000
Weighted average fair value of options granted during the year	$0.10
Weighted average exercise price of options granted during the year	$0.04

Note 6—Income taxes:

As of December 31, 2003, the Company had net operating loss carryforwards of approximately $6,196,000 available to reduce future Federal taxable income which will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, if any, the Company offset the deferred tax assets of approximately $2,478,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2003.

The Company had also offset the potential benefits from net operating loss carryforwards of approximately $1,045,000 and $694,000 by equivalent valuation allowances as of December 31, 2002 and 2001. As a result of the increases in the valuation allowance of $1,433,000 for the year ended December 31, 2003, $351,000 for the year ended December 31, 2002 and $2,478,000 for the period from April 24, 2000 to December 31, 2003, the Company did not recognize any credits for income taxes in the accompanying statements of operations to offset its pre-tax losses in any of those periods.

Note 7—Guarantee:

On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200 that was originally scheduled to mature on July 31, 2003. The maturity date of the promissory note and the guaranty have been extended to April 30, 2004.

Note 8—Subsequent events:

On January 2004, the Company entered into agreements with various consultants for a period of one month beginning in January 2004. The consultants shall provide services pertaining to the development and implementation of a sale and marketing plan, to office and administrative functions and to provide advice to directors and officers of the Company. The Company has agreed to compensate the consultants by issuing them a total of 15,467,000 shares of its common stock which had an approximate aggregate fair value of $1,546,700 at the respective dates of issuance.

*        *        *

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On November 17, 2003, our Board of Directors dismissed J. H. Cohn, LLP (“Cohn”) as our independent accountants. Cohn was notified of this change on November 17, 2003. Cohn served as our independent accountants from April 24, 2000 through November 17, 2003.  Cohn’s report on the Company’s financial statements for each of the two fiscal years ended December 31, 2001 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to audit scope or accounting principles.  However, the reports of Cohn for these fiscal years included an emphasis paragraph related to the uncertainty as to our ability to continue as a going concern.

For each of the Company’s fiscal years ended December 31, 2001 and 2002 and the interim period through November 17, 2003, there were no disagreements with Cohn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Cohn, would have caused Cohn to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements for such years.  The Board of Directors of the Company engaged Rodefer Moss & Co PLLC as the Company’s independent accountants on November 17, 2003, to replace Cohn.

Item 8 A. Controls and Procedures

Our chief executive officer and our chief financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for our Company. Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting during the year ended December 31, 2003 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

The following Table sets forth certain information regarding the executive officers and directors of the Company as of April 13, 2004.  All officers and directors are elected for a term of one year and until their successors are elected.

Name	Age	Company Position
Thomas J. Kennedy	54	Chairman/Director
John Kowalchuk	57	President/CEO/ Director
Edward C. Williams	43	Secretary/Director/CFO
Peter Ferderber	76	Consultant

THOMAS J. KENNEDY

Mr. Kennedy has been Chairman and a Director of the Company since in March 2004. Mr. Kennedy has been actively engaged as a Lawyer, Management Consultant and Financial Consultant from 1991 to present.  During this same time, he has been a Director/Officer of numerous publicly traded companies. From September 1982 until January 1991, Mr. Kennedy was a Vice Chairman of The Worker’s Compensation Appeal Board of British Columbia, responsible for hearing appeal cases and in addition provided administrative management to certain Vancouver based venture companies.  Mr. Kennedy was engaged as Legal Counsel with the Federal Department of Justice, from 1975 to 1981. (Vancouver Regional Office, B.C.)  From 1974 until 1975, Mr. Kennedy was an articling student with Meredith & Company in Vancouver, B.C.

JOHN KOWALCHUK

Mr. Kowalchuk has been President, Chief Executive Officer and a Director of the Company since in March 2004. Mr. Kowalchuk has more than 33 years of mineral exploration experience with both senior and junior mining companies working in Canada, US, Mexico and Chile. He was District Geologist for Placer Dome for over 6 years and was instrumental in the discovery of several world-class mineral deposits in Canada including the Howard’s Pass deposit on the Yukon/NWT border and the Kerr Copper Gold Deposit at Eskay Creek, BC.  Mr. Kowalchuk has also served as officer and director for several junior mining companies, including Admiral Bay and presently with Island Mountain Gold Mining and Castillian Resources Corp.

EDWARD C. WILLIAMS

Mr. Williams has served as President and Chief Executive Officer of Williams Financial Group, Inc., a financial and business consulting firm from December 1996 to present.  In addition, from May 1999 to December 1999, he was a director of iCommerce Group, Inc. and was Chief Financial Officer, Treasurer and Assistant Secretary. From September 1997 to February 1999, Mr. Williams was the Chief Financial Officer of Caribbean Cigar Company. He also served as Interim President from June 1998 to July 1998. He was a Director from November 1997 to February 1999. Mr. Williams was Vice President - Finance of DenAmerica Corp. from April 1996 to July 1996, and he was Chief Financial Officer of American Family Restaurants, Inc. from February 1993 to March 1996, when American Family Restaurants, Inc. merged with DenWest Restaurant Corp. Both of such corporations operated restaurants. From 1987 until January 1993, Mr. Williams was employed by KPMG, most recently as a senior manager.

PETER FERDERBER

Mr. Ferderber is not an employee of ours but has been included here because we will rely heavily on his services and expertise. He is a consultant to the Company. He has been involved in mining exploration for over forty years. He has been the President of Prospecting Geophysics Ltd., a mining geophysics company located in Quebec, Canada, since 1955 and was awarded the “Prospector of the Year,” the Prospectors and Developers Association award for Canada and the Province of Quebec in 1979.

Conflicts of Interest

Our management has other financial and business interests to which a significant amount of time is devoted which may pose conflicts of interest with regard to allocation of their time and efforts. Teodosio Pangia, our former president, director and CEO is also the sole principal of Epwort Trading, Ltd. and holder of 10.83% of our common stock and beneficially owns and/or controls, either directly or indirectly, seven companies, Altea Investments, Ltd., Gata Investments, Ltd., Baychester Investments, Ltd., TVP Capital Corp., Bekeman Investments, Ltd., Aester Investment Holdings Limited and S D Investments, Ltd., which in the aggregate hold 8,365,000 shares or 12.09% of our shares of common stock. There can be no assurance that management will resolve all conflicts of interest in favor of Diamond Discoveries. Failure of management to conduct Diamond Discoveries’ business in its best interest may result in liability of the management to Diamond Discoveries.

                Committees

                The entire Board of Directors performs the functions of the audit committee and compensation committee.  The Company does not have an audit committee financial expert serving on the audit committee.  The Company intends to add such persons to the Board of Directors and the Audit Committee at such time as the Company has adequate funds to compensate such persons for their services.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to the Company. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that SEC beneficial ownership reporting requirements for fiscal 2003, were met with the following exceptions:

Teodosio V. Pangia failed to timely file Form 3 and a Form 4 to report transactions in March 2003 and Thomas Franzone failed to timely file Form 3 and Forms 4 to report transactions in January, February and March 2004.  Due to the complexity of the reporting rules, we expect to institute procedures to assist our officers and directors with these obligations.

Code of Ethics

We have a code of ethics (the “Code”) that applies to members of our Board of Directors, our officers including our president (being our principal executive officer), and our chief financial officer (being our principal financial and accounting officer).  The Code sets forth written standards that are designed to deter wrongdoing and to promote: honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and accountability for adherence to the Code.

A copy of the Code is attached to this Form 10-KSB as an exhibit.

Item 10. Executive Compensation

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the year ended December 31, 2003, to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the year ended December 31, 2003 (our “named executive officers”):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Awards ($)	Securities Under-lying Options/ SARS (#)	All Other Compen-sation ($)
Teodosio V. Pangia	2003	$50,000
Chief Executive Officer	2002	—
	2001	—

Option/SAR Grants in Last Fiscal Year

The table below shows the number of options to purchase shares of our common stock that were granted to each of our named executive officers during fiscal 2003:

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
Teodosio V. Pangia

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The table below shows the number of stock options held at the end of or exercised during fiscal 2003 for each of our named executive officers:

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($) (1)
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Teodosio V. Pangia

(1)           Based on $0.14 per share, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on April 13, 2003.

Long Term Incentive Plans - Awards in Last Fiscal Year

None.

Compensation of Directors

                Standard Arrangements.

At present, the Company does not pay its directors for attending meetings of the Board of Directors, although the Company may adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

                Other Arrangements.

During the year ended December 31, 2003, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements.

We have not entered into employment agreements with any of our officers or directors.

Mr. Kowalchuk and Mr. Williams, our executive officers, have not yet received any annual salary compensation for their services. However, the executive officers will likely receive an annual salary or other compensation in the future.

To date, we have accrued, but not paid, $8,000 and $16,000 of compensation to Mr. Kowalchuk and Mr. Williams, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group as of April 14, 2004:

Name and Address of Beneficial Owner(1)	Amount and Nature of Ownership		Approximate % of Class(2)
Thomas J. Kennedy Chairman and Director	1,000,000	(3)	1.43%
John Kowalchuk President, CEO and Director	375,000	(4)	*
Edward C. Williams Secretary, CFO and Director	375,000	(5)	*
Directors and Officers as a Group(3)(4)(5)	2,750,000		2.48%
Teodosio V. Pangia	15,865,000	(6)	22.92%
Epwort Trading Ltd.(7)	7,500,000		10.83%

* Less than 1%

(1)          Unless otherwise indicated, the beneficial owner’s address is the same as the Company’s principal office.

(2)          Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.

(3)          Includes 500,000 shares of common stock that are issuable under a stock option.

(4)          Includes 375,000 shares of common stock that are issuable under a stock option.

(5)          Includes 375,000 shares of common stock that are issuable under a stock option.

(6)          Includes an aggregate of 8,365,000 shares held TVP Capital Corp., Altea Investments, Ltd., Gata Investments, Ltd., Bekeman Investments, Ltd., SD Investments, Ltd., Baychester Investments Ltd., and Aester Investments Holdings Limited, companies beneficially owned and/or controlled (directly or indirectly) by Mr. Pangia, and 7,500,000 shares held by Epwort Trading, Ltd. See footnote (7) below.

(7)          Teodosio V. Pangia is the sole officer, director and shareholder of Epwort Trading, Ltd.

Equity Compensation Plan Information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders	15,000,000	$.04	1,125,000

Total	15,000,000	$.04	1,125,000

On May 30, 2003, the Company adopted the Diamond Discoveries International Corp. 2003 Stock Incentive Plan (the “Plan”).  Under the Plan, 15,000,000 shares of common stock are reserved for issuance.  The purpose of the Plan is to provide incentives for officers, directors, consultants and key employees to promote the success of the Company, and to enhance the Company’s ability to attract and retain the services of such persons.  The Plan orivudes for the grant of incentive stock options and nonqualified stock options (“Options”) and restricted stock awards (“Restricted Stock Awards”) and Stock Appreciation Rights, Performance Shares, Dividend Equivalent Payments, and Other Stock Based Awards (“Options,”“Restricted Stock Awards,” and “Stock Appreciation Rights,” are collectively referred to herein as “Awards”). Options granted under the Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options.  Stock options may be granted under the Plan for all employees and consultants of the Company, or employees of any present or future subsidiary or parent of the Company.  The Plan is administered by the Board of Directors.  The Compensation Committee is empowered to interpret the Plan and to prescribe, amend and rescind the rules and regulations pertaining to the Plan.  Options granted under the Plan generally vest over three years.  The Compensation Committee may not receive options.

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

Each option granted under the Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of an incentive stock option granted to a holder of more than 10% of the total combined voting power of all classes of stock of the Company or a subsidiary or parent of the Company) and shall lapse upon expiration of such period, or earlier upon termination of the recipient’s employment with the Company, or as determined by the Compensation Committee.

Awards are generally non-transferable other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order.

The Company’s Board of Directors may at any time, and from time to time, amend, terminate, or suspend one or more of the Plan in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted, unless the Award recipient consents to such changes in writing. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the participation eligibility requirements for the 2004 Plan, to the extent they require approval in order to satisfy the Internal Revenue Code requirements; make other modifications requiring stockholder approval to satisfy the Internal Revenue Code requirements, increase the total number of shares of common stock which may be issued pursuant to the 2004 Plan, except in the case of a reclassification of the Company’s capital stock or a consolidation or merger of the Company.

Item 12. Certain Relationships and Related Transactions.

Teodosio Pangia, our former president, director and CEO, is the sole principal of Epwort Trading Ltd., which owns 7,500,000 shares or 10.83% of our shares of common stock and beneficially owns and/or controls, either directly or indirectly, seven companies, TVP Capital Corp., Altea Investments, Ltd., Gata Investments, Ltd., Baychester Investments, Ltd., Bekeman Investments, Ltd., Aester Investments Holdings Limited and S D Investments, Ltd., which in the aggregate hold 8,365,000 shares or 12.09% of our shares of common stock.

We entered into an Acquisition Agreement dated September 12, 2000 with Mr. Ferderber, Mr. Hawkins and Tandem Resources Ltd. The Acquisition Agreement provides for us to purchase certain mineral exploration permits from Messrs. Ferderber and Hawkins. Such permits cover 469.05 square kilometers in the Torngat fields in northwest Quebec, Canada, on the eastern shore of Ungava Bay. As consideration for the acquisition of these permits, we have issued 1,000,000 shares of our common stock to each of Messrs. Ferderber and Hawkins and have paid $35,000 Canadian to Mr. Hawkins and $25,000 Canadian to Mr. Ferderber.

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

We entered into a Prospecting and Survey Agreement with Prospecting Geophysics Ltd. dated November 20, 2000, whereby Prospecting Geophysics Ltd. will act as the project manager for the Company’s mineral exploration operations. Peter Ferderber is the President of Prospecting Geophysics Ltd. Under the agreement, we are to pay for Mr. Ferderber’s services at a rate of $500 per day, on days that he personally attends the properties, in addition to reimbursing all expenses incurred by Prospecting Geophysics on behalf of the Company. Mr. Ferderber anticipates attending the properties approximately five to seven days every month. Prospecting Geophysics is required under the agreement to conduct prospecting and surveying activities on our behalf. The agreement has a term of eighteen (18) months with automatic renewal unless either party gives 30 days’ notice of its intent to terminate. During the years ended December 31, 2002 and 2001 and the periods from April 24, 2000 (date of inception) to December 31, 2003, we incurred exploration costs by Prospecting Geophysics Ltd. of $690,490, $511,752 and $2,629,003, respectively. In addition, the Company owed Prospecting Geophysics Ltd. $1,619,241 at December 31, 2003.

Item 13. Exhibits and Reports on Form 8-K.

There were no Current Reports on Form 8-K filed by the Registrant during the fourth quarter of the calendar year ended December 31, 2003.

Exhibit Number	Description of Document
3.1	Articles of Incorporation as filed on April 24, 2000(1)
3.2	Bylaws of Diamond Discoveries International Corp.(1)
10.1	Acquisition Agreement dated September 12, 2000 between the Company and Peter Ferderber, Stanley Hawkins and Tandem Resources Ltd.(2)
10.2	Prospecting and Survey Agreement between Prospecting Geophysics Ltd and the Company dated August 14, 2000.(1)
10.3	Transfer of Mining Rights between Peter Ferderber and the Company dated June 20, 2000.(1)
10.4	Option Agreement between Diamond Discoveries International Corp. and Tandem Resources Ltd. dated September 12, 2000.(2)
10.5	Revised Prospecting and Survey Agreement between Prospecting Geophysics Ltd. and the Company dated November 20, 2000.(2)
14	Code of Ethics for the Chief Executive Officer and Chief Financial Officer
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Title opinion of Lavery, de Billy on the Mining Exploration Permits.(1)

(1) Previously filed on September 21, 2000 as part of the Company’s Registration Statement on Form 10-SB, File No. 0-31585.

(2) Previously filed on December 1, 2000 as part of the Company’s Amended Registration Statement on Form 10-SB, File No. 0-31585.

Item 14.  Principal Accountant Fees and Services

During 2003 and 2002, the Company incurred the following fees for professional services rendered by the principal accountant:

	2003	2002
Fees for audit services	$27,182	$20,238
Fees for audit-related services	$3,486	$0
Tax fees	$0	$1,100
All other fees	$0	$0

The Audit Committee pre-approves all audit and non-audit services to be performed by the Company’s independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

By:	/s/ John Kowalchuk
John Kowalchuk, CEO

Dated: April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas J. Kennedy
Thomas J. Kennedy, Chairman and Director

Dated: April 14, 2004

By:	/s/ John Kowalchuk
John Kowalchuk, President, CEO and Director

Dated: April 14, 2004

By:	/s/ Edward C. Williams
Edward C. Williams, Secretary, Treasure, Director and Principal Accounting Officer

Dated: April 14, 2004

APPENDIX A