Form 10QSB
period 2004-03-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2004-05-13
CIK 1123836

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For 1934 for the transition period from to .

Commission file number 000-31585

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(Exact name of small business issuer as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

06-1579927

(IRS Employer Identification No.)

804 – 750 West Pender Street

Vancouver, B. C., Canada V6C 2T7

(Address of principal executive offices)

(604) 683-1368

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of Registrant’s common stock, as of May 13, 2004 is 72,177,123.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2004

(Unaudited)

ASSETS

Current assets
Cash	$167,899
Other receivables	57,513
Total current assets	225,412

Furniture and fixtures, net	7,831

Total	$233,243

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
8% Demand notes payable	$5,164
Accounts payable:
Prospecting Geophysics Ltd.	1,506,730
Other	57,476
Advances from stockholders	136,408
Accrued taxes and other expenses	132,001
Total current liabilities	1,837,779

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 80,000,000 shares authorized; 72,177,123 shares issued and outstanding	72,177
Additional paid-in capital	7,679,786
Deficit accumulated during the exploration stage	(7,494,099)
Accumulated other comprehensive income (loss)	(337,761)
Subscriptions receivable for 3,878,425 shares of common stock	(291,541)
Unearned compensation	(1,233,098)
Total stockholders’ deficiency	(1,604,536)

Total	$233,243

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND PERIOD

FROM APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2004

(Unaudited)

	Three Months Ended March 31,
	2004	2003	Cumulative

Revenues	$—	$—	$—

Operating expenses:
Exploration costs – charges by Prospecting Geophysics Ltd., net of reimbursements	(177,629)	—	2,451,374
General and administrative expenses	1,775,459	628,035	4,683,092
Totals	1,597,830	628,035	7,134,466

Operating loss	(1,597,830)	(628,035)	(7,134,466)

Other expenses – interest expense	(61,668)	—	(359,633)

Net loss	$(1,659,498)	$(628,035)	$(7,494,099)

Basic net loss per common share	$(.03)	$(.03)

Basic weighted average common shares Outstanding	64,430,123	19,515,870

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

THREE MONTHS ENDED MARCH 31, 2004 AND PERIOD FROM APRIL 24, 2000

(DATE OF INCEPTION) TO MARCH 31, 2004

					Additional paid-in capital	Deficit Accumulated during the exploration stage	Accumulated other comprehensive income (loss)			Unearned compensation	Total
	Preferred stock		Common stock					Subscriptions receivable
	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	15,467,000	15,467	1,531,233	—	—	—	—	—	1,546,700
Proceeds from issuance of common stock	—	—	2,500,000	2,500	236,332	—	—	(173,333)	13,000	—	251,832
Issuance of shares as payment for accounts payable	—	—	450,000	450	44,550	—	—	—	—	—	45,000
Issuance of stock options	—	—	—	—	90,000	—	—	—	—	(90,000)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	124,158	124,158
Net loss	—	—	—	—	—	(1,659,498)	—	—	—	—	(1,659,498)
Foreign currency translation adjustment	—	—	—	—	—	—	23,139	—	—	—	23,139
Total comprehensive loss ($1,636,359)	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2004	—	$—	72,177,123	$72,177	$7,679,786	$(7,494,099)	$(337,761)	3,878,425	$(291,541)	$(1,233,098)	$(1,604,536)

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND PERIOD FROM

APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2004

(Unaudited)

	Three Months Ended March 31,
	2004	2003	Cumulative

Operating activities:
Net loss	$(1,659,498)	$(628,035)	$(7,461,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	1,546,700	—	1,724,200
Amortization of unearned compensation	124,158	600,600	1,495,102
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Changes in operating assets and liabilities –
Other receivables	(57,513)	—	(57,513)
Accounts payable	(144,166)	(61,440)	1,492,547
Accrued expenses	(22,373)	–	132,001
Net cash used in operating activities	(148,050)	(88,875)	(2,625,441)

Investing activities – net cash used for additions to furniture and fixtures	(7,831)	—	(7,831)

Financing activities:
Advances from stockholders, net	71,210	85,578	956,408
Proceeds from issuance of notes payable	—	—	186,872
Proceeds from issuance of common stock	251,832	—	1,657,891
Net cash provided by financing activities	323,042	85,578	2,801,171

Net increase (decrease) in cash	167,161	(3,297)	167,899

Cash, beginning of period	738	3,340	—

Cash, end of period	$167,899	$43	$167,899

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Business and basis of presentation:

The condensed consolidated financial statements include the accounts of Diamond Discoveries International Corp., which was incorporated in the State of Delaware on April 24, 2000, and its wholly owned subsidiary Diamond Discoveries Canada, Inc. (the “Company”).  All intercompany accounts and transactions have been eliminated in consolidation.  The Company is engaged in activities related to the exploration for mineral resources in Canada. It conducts exploration and related activities through contracts with third parties.

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2004, its results of operations for the three months ended March 31, 2004 and 2003, its changes in stockholders’ deficiency for the three months ended March 31, 2004, its cash flows for the three months ended March 31, 2004 and 2003 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to March 31, 2004. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2003 and for the periods ended December 31, 2003 and 2002 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2003 that was previously filed with the SEC.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of March 31, 2004. Accordingly, it is considered an “exploration stage company” for accounting purposes.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders’ deficiency of approximately $1,605,000 as of March 31, 2004. Management believes that the Company will not generate any revenues during the twelve month period subsequent to March 31, 2004 in which it will be gathering and evaluating data related to the permits for the Torngat Fields.  Although the Company received total consideration of $734,959 as a result of the completion of private placements of 1,685,000 units of common stock and warrants to purchase common stock during the year ended December 31, 2002 and in 2003, the Company received $902,264 from proceeds of shareholder advances, the issuance of notes payable and the sales of common stock and in 2004, the Company received total consideration of $323,042 from proceeds of shareholder advances and the sales of common stock (see Note 6), management believes that the Company will still need total additional financing of approximately $1,300,000 to continue to operate as planned during the twelve month period subsequent to March 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least March 31, 2005 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

The accompanying condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 2 – Net earnings (loss) per share:

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

Since the Company had a net loss for the three months ended March 31, 2004 and 2003, the assumed effects of the exercise of the warrants to purchase 1,685,000 shares of common stock that were issued during 2002 and the application of the treasury stock method would have been anti-dilutive.  Therefore, there is no diluted per share amounts in the 2004 and 2003 statements of operations.

Note 3 – Other receivables

Other receivables of $57,513 at March 31, 2004 consist of a refundable tax credit from the Quebec government.  The refundable tax credit is a grant given by the Province of Quebec to encourage mineral exploration in the province.  Eligible expenses include exploration expenses within Quebec.

The Company files a tax return claiming the refundable tax credit.  However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit.  Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment.  During the period ended March 31, 2004, the Company received $149,367 under the program and was notified of another $57,513 to be received.

Note 4 – Advances from stockholders:

Advances from stockholders of $136,408 at March 31, 2004 were non-interest bearing and due on demand.

Note 5 – Income taxes:

As of March 31, 2004, the Company had net operating loss carryforwards of approximately $7,494,000 available to reduce future Federal taxable income which will expire through 2023. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $2,998,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2004.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2003. As a result of the increases in the valuation allowance of $520,000 in the three months ended March 31, 2004, $491,000 in the three months ended March 31, 2003, respectively, and $2,998,000 in the period from April 24, 2000 to March 31, 2004, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Note 6 – Stockholders’ equity

Common Stock

In 2004, the Company issued 15,467,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $1,546,700 in the three months ended March 31, 2004 for the fair value of the shares.

In March 2004, in connection with a private placement of its common stock, the Company issued 2,500,000 shares of its common stock for $238,832.

In March 2004, the Company issued 450,000 shares of its common stock in payment of $45,000 of accounts payable, which approximated the fair value of the shares.

The issuance of common stock in payment of accounts payable was a non-cash transaction and, accordingly, is not reflected in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2004.

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

In February 2004, the Company issued options to acquire 1,000,000 shares of its common stock at an exercise price of $.10 per share to consultants and other non-employees.  The options had an aggregate fair market value of $90,000 at the date of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $90,000 to record the fair value of the options.  The

Company recorded a charge of $124,158 to compensation expense to amortize unearned compensation for the three months ended March 31, 2004.

The following assumptions were used to price options granted during the three months ended March 31, 2004, all of whose exercise price was greater than market price at the date of grant: Risk free rate of return, 4%; expected life, 3 years; expected volatility, 184.87%; expected dividends, zero.

The following table summarizes information with respect to options granted under the plan as of March 31, 2004:

	Shares	Weighted average exercise price

Options outstanding at beginning of period	3,825,000	$0.11
Options cancelled	—	—
Options exercised	—	—
Options granted	1,000,000	$0.10
Options outstanding at end of period	4,825,000	$0.11

Options exercisable at end of period	4,825,000	$0.11

Options price range, end of period	$0.10 to 0.11
Options available for grant at end of period	125,000
Weighted average fair value of options granted during the period	$0.09
Weighted average exercise price of options granted during the period	$0.10

There were no stock options outstanding as of March 31, 2003.

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

* * *

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. The following discussion regarding us and our business and operations contains forward-looking statements. Such statements consist of any statement other than a recitation of historical fact, and can be identified by the use of such forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon, or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

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

Going Concern

In connection with their audit report on our financial statements as of December 31, 2003, Rodefer Moss & Co, PLLC, our independent public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We cannot continue our exploration efforts until we have raised sufficient capital. We also need capital to fund overhead and administrative costs. For the three months ended March 31, 2004 and 2003 and the period from April 24, 2000 (date of inception) to March 31, 2004, we incurred $(177,629), $– and $2,451,374 in exploration costs, net of reimbursements, and $1,775,459, $628,035 and $4,683,092 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $1,659,000 or $(.03) per share based on 64,430,123 weighted average shares outstanding for the three months ended March 31, 2004 compared to a net loss of approximately $628,000 or $(.03) per share based on 19,515,870 weighted average shares outstanding for the three months ended March 31, 2003.

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

Cash Flow and Capital Resources

Through March 31, 2004, we have relied on advances of approximately $956,000 from our principal stockholders, trade payables of approximately $1,564,000 (including $1,506,730 owed to Prospecting Geophysics Ltd.), and proceeds of $1,657,891 from the sale of common stock to support our limited operations. As of March 31, 2004, we had $167,899 in cash.

We plan to seek additional equity or debt financing of up to $1,500,000 which we plan to use for the next phase of our exploration program to be conducted through March 31, 2005, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders.  Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

After consulting with Prospecting Geophysics Ltd., we estimate that it will require approximately $1,500,000 to conduct our exploration program through March 31, 2005. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. We plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D of through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

There was no change in our internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

In 2004, the Company issued 15,467,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $1,546,700 in the three months ended March 31, 2004 for the fair value of the shares.

In March 2004, in connection with a private placement of its common stock, the Company issued 2,500,000 shares of its common stock for $238,832.

In March 2004, the Company issued 450,000 shares of its common stock in payment of $45,000 of accounts payable, which approximated the fair value of the shares.

The sale and issuance of the aforementioned shares were exempt transactions under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.  At the time of sale, the persons who acquired these securities were all fully, informed and advised about matters concerning us, including our business, financial affairs, and other matters.  The shareholders acquired the securities for their own account or their designees.

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

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas J. Kennedy
Thomas J. Kennedy, Chairman

Dated: May 13, 2004

By:	/s/ John Kowalchuk
John Kowalchuk, CEO

Dated: May 13, 2004

By:	/s/ Edward C. Williams
Edward C. Williams, Principal Accounting Officer

Dated: May 13, 2004