Form 10QSB
period 2004-06-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2004-08-18
CIK 1123836

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of Registrant’s common stock, as of August 18, 2004 is 74,502,123.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2004

(Unaudited)

ASSETS

Furniture and fixtures, net	$19,329

Total	$19,329

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
Bank overdraft	$4,720
8% Demand notes payable	5,164
Accounts payable:
Prospecting Geophysics Ltd.	1,631,082
Other	63,296
Advances from stockholders	165,504
Accrued taxes and other expenses	208,247
Total current liabilities	2,078,013

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 80,000,000 shares authorized; 73,252,123 shares issued and outstanding	73,252
Additional paid-in capital	7,758,711
Deficit accumulated during the exploration stage	(8,103,607)
Accumulated other comprehensive income (loss)	(389,186)
Subscriptions receivable for 3,878,425 shares of common stock	(291,541)
Unearned compensation	(1,106,313)
Total stockholders’ deficiency	(2,058,684)

Total	$19,329

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003 AND PERIOD

FROM APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2004

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003	Cumulative

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Exploration costs – charges by Prospecting Geophysics Ltd., net of reimbursements	(37,560)	227,768	140,069	227,768	2,591,443
General and administrative expenses	2,187,934	1,828,818	412,475	1,200,783	5,095,567
Totals	2,150,374	2,056,586	552,544	1,428,551	7,687,010

Operating loss	(2,150,374)	(2,056,586)	(552,544)	(1,428,551)	(7,687,010)

Other expenses – interest expense	(118,632)	—	(56,964)	—	(416,597)

Net loss	$(2,269,006)	$(2,056,586)	$(609,508)	$(1,428,551)	$(8,103,607)

Basic net loss per common share	$(.03)	$(.09)	$(.01)	$(.06)

Basic weighted average common shares Outstanding	72,395,667	21,854,696	72,614,211	24,389,560

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

SIX MONTHS ENDED JUNE 30, 2004 AND PERIOD FROM APRIL 24, 2000

(DATE OF INCEPTION) TO JUNE 30, 2004

					Additional paid-in capital	Deficit Accumulated during the exploration stage	Accumulated other comprehensive income (loss)			Unearned compensation	Total
	Preferred stock		Common stock					Subscriptions receivable
	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	15,592,000	15,592	1,531,108	—	—	—	—	—	1,546,700
Proceeds from issuance of common stock	—	—	2,500,000	2,500	221,332	—	—	(173,333)	13,000	—	236,832
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	90,000	—	—	—	—	(90,000)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	250,943	250,943
Net loss	—	—	—	—	—	(2,269,006)	—	—	—	—	(2,269,006)
Foreign currency translation adjustment	—	—	—	—	—	—	(28,286)	—	—	—	(28,286)
Total comprehensive loss ($1,636,359)	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2004	—	$—	73,252,123	$73,252	$7,758,711	$(8,103,607)	$(389,186)	3,878,425	$(291,541)	$(1,106,313)	$(2,058,684)

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND PERIOD FROM

APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2004

(Unaudited)

	Six Months Ended June 30,
	2004	2003	Cumulative

Operating activities:
Net loss	$(2,269,006)	$(2,056,586)	$(8,103,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	1,546,700	—	1,724,200
Amortization of unearned compensation	250,943	1,343,050	1,621,887
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Changes in operating assets and liabilities –
Accounts payable	98,943	306,465	1,703,335
Accrued expenses	53,873	39,298	208,247
Net cash used in operating activities	(318,547)	(367,773)	(2,795,938)

Investing activities – net cash used for additions to furniture and fixtures	(19,329)	—	(19,329)

Financing activities:
Advances from stockholders, net	100,306	177,561	985,504
Proceeds from issuance of notes payable	—	186,872	186,872
Proceeds from issuance of common stock	236,832	—	1,642,891
Net cash provided by financing activities	337,138	364,433	2,815,267

Net increase (decrease) in cash	(738)	(3,340)	—

Cash, beginning of period	738	3,340	—

Cash, end of period	$—	$—	$—

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2004, its results of operations for the six and three months ended June 30, 2004 and 2003, its changes in stockholders’ deficiency for the six months ended June 30, 2004, its cash flows for the six months ended June 30, 2004 and 2003 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to June 30, 2004. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2003 and for the periods ended December 31, 2003 and 2002 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2003 that was previously filed with the SEC.

The results of operations for the six and three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of June 30, 2004. Accordingly, it is considered an “exploration stage company” for accounting purposes.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders’ deficiency of approximately $2,059,000 as of June 30, 2004. Management believes that the Company will not generate any revenues during the twelve month period subsequent to June 30, 2004 in which it will be gathering and evaluating data related to the permits for the Torngat Fields.  Although the Company received total consideration of $734,959 as a result of the completion of private placements of 1,685,000 units of common stock and warrants to purchase common stock during the year ended December 31, 2002 and in 2003, the Company received $902,264 from proceeds of shareholder advances, the issuance of notes payable and the sales of common stock and in 2004, the Company received total consideration of $337,138 from proceeds of shareholder advances and the sales of common stock (see Note 6), management believes that the Company will still need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to June 30, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least June 30, 2005 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Since the Company had a net loss for the six and three months ended June 30, 2004 and 2003, the assumed effects of the exercise of the warrants to purchase 1,685,000 shares of common stock that were issued during 2002 and the application of the treasury stock method would have been anti-dilutive.  Therefore, there is no diluted per share amounts in the 2004 and 2003 statements of operations.

Note 3 – Refundable tax credit

The Company is eligible for a refundable tax credit given by the Province of Quebec to encourage mineral exploration in the province.  Eligible expenses include exploration expenses within Quebec.

The Company files a tax return claiming the refundable tax credit.  However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit.  Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment.  During the six and three months ended June 30, 2004, the Company received $57,513 and $149,367 under the program, respectively.

Note 4 – Advances from stockholders:

Advances from stockholders of $165,504 at June 30, 2004 were non-interest bearing and due on demand.

Note 5 – Income taxes:

As of June 30, 2004, the Company had net operating loss carryforwards of approximately $8,104,000 available to reduce future Federal taxable income which will expire through 2023. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $3,242,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2004.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2003. As a result of the increases in the valuation allowance of $764,000 and $244,000 in the six and three months ended June 30, 2004, $823,000 and $572,000 in the six and three months ended June 30, 2003, respectively, and $3,242,000 in the period from April 24, 2000 to June 30, 2004, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Note 6 – Stockholders’ equity

Common Stock

In 2004, the Company issued 15,467,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $1,546,700 in the three months ended March 31, 2004 for the fair value of the shares.

In March 2004, in connection with a private placement of its common stock, the Company issued 2,500,000 shares of its common stock for $236,832.

In March 2004, the Company issued 450,000 shares of its common stock in payment of $45,000 of accounts payable, which approximated the fair value of the shares.

In May 2004, in connection with a private placement of its common stock, the Company issued 125,000 shares of its common stock valued at $12,500 as payment for the commission associated with the private placement.

In May 2004, the Company issued 950,000 shares of its common stock in payment of $95,000 of accounts payable, which approximated the fair value of the shares.

The issuance of common stock in payment of accounts payable and commissions were non-cash transactions and, accordingly, are not reflected in the accompanying condensed consolidated statement of cash flows for the three months ended June 30, 2004.

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

In February 2004, the Company issued options to acquire 1,000,000 shares of its common stock at an exercise price of $.10 per share to consultants and other non-employees.  The options had an aggregate fair market value of $90,000 at the date of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $90,000 to record the fair value of the options.  The

Company recorded a charge of $250,943 and $126,785 to compensation expense to amortize unearned compensation for the six and three months ended June 30, 2004.

The following assumptions were used to price options granted during the six months ended June 30, 2004, all of whose exercise price was greater than market price at the date of grant: Risk free rate of return, 4%; expected life, 3 years; expected volatility, 184.87%; expected dividends, zero.

The following table summarizes information with respect to options granted under the plan as of June 30, 2004:

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

At June 30, 2003, the Company had outstanding options to acquire 5,400,000 shares of its common stock at a weighted average exercise price of $.09 to consualtants and other nonemployees.  The options had an aggregate fair market value of $444,750 at the respective dates of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $444,750 to record the fair value of the options, of which $8,100 was amortized to compensation expense in the three months ended June 30, 2003.

Note 7 – Guarantee:

On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200 that was originally scheduled to mature on July 31, 2003. The maturity date of the promissory note and the guaranty have been extended to April 30, 2005.

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

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We cannot continue our exploration efforts until we have raised sufficient capital. We also need capital to fund overhead and administrative costs. For the six and three months ended June 30, 2004 and 2003 and the period from April 24, 2000 (date of inception) to June 30, 2004, we incurred $(37,560), $140,069, $227,768, $227,768 and $2,591,443 in exploration costs, net of reimbursements, and $2,187,934, $412,475, $1,828,818, $1,200,783 and $5,095,567 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $2,269,000 or $(.03) per share based on 72,395,667 weighted average shares outstanding for the six months ended June 30, 2004 and a net loss of approximately $610,000 or $(.00) per share based on 72,614,211 weighted average shares outstanding for three months ended June 30, 2004 compared to a net loss of approximately $2,057,000 or $(.09) per share based on 21,854,696 weighted average shares outstanding for the six months ended June 30, 2003 and a net loss of approximately $1,429,000 or $(.06) per share based on 24,389,560 weighted average shares outstanding for three months ended June 30, 2003.

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

Cash Flow and Capital Resources

Through June 30, 2004, we have relied on advances of approximately $986,000 from our principal stockholders, trade payables of approximately $1,694,000 (including $1,631,082 owed to Prospecting Geophysics Ltd.), and proceeds of $1,642,891 from the sale of common stock to support our limited operations. As of June 30, 2004, we had a bank overdraft of $(4,720).

We plan to seek additional equity or debt financing of up to $1,500,000 which we plan to use for the next phase of our exploration program to be conducted through June 30, 2005, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders.  Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

After consulting with Prospecting Geophysics Ltd., we estimate that it will require approximately $1,500,000 to conduct our exploration program through June 30, 2005. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. We plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D of through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

There was no change in our internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

In May 2004, in connection with a private placement of its common stock, the Company issued 125,000 shares of its common stock valued at $12,500 as payment for the commission associated with the private placement.

In May 2004, the Company issued 950,000 shares of its common stock in payment of $95,000 of accounts payable, which approximated the fair value of the shares.

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

By:	/s/ Thomas J. Kennedy
Thomas J. Kennedy, Chairman

Dated: August 18, 2004

By:	/s/ John Kowalchuk
John Kowalchuk, CEO

Dated: August 18, 2004

By:	/s/ Edward C. Williams
Edward C. Williams, Principal Accounting Officer

Dated: August 18, 2004