Form 10QSB
period 2004-09-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2004-11-19
CIK 1123836

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of Registrant’s common stock, as of November 18, 2004 is 77,252,123.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2004

(Unaudited)

ASSETS

Cash	$2,084
Furniture and fixtures, net	18,392

Total	$20,476

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
8% Demand notes payable	$5,164
Accounts payable:
Prospecting Geophysics Ltd., including interest at 15% per annum	1,866,438
Other	45,894
Advances from stockholders	218,024
Accrued taxes and other expenses	298,223
Total current liabilities	2,433,743

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 230,000,000 shares authorized; 77,252,123 shares issued and outstanding	77,252
Additional paid-in capital	8,132,211
Deficit accumulated during the exploration stage	(8,797,561)
Accumulated other comprehensive income (loss)	(485,740)
Subscriptions receivable for 5,378,425 shares of common stock	(361,295)
Unearned compensation	(978,134)
Total stockholders’ deficiency	(2,413,267)

Total	$20,476

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND PERIOD

FROM APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2004

(Unaudited)

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2004	2003	2004	2003	Cumulative

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Exploration costs – charges by Prospecting Geophysics Ltd., net of reimbursements	(83,598)	868,309	(46,038)	640,541	2,545,405
General and administrative expenses	2,864,644	1,976,144	676,710	147,326	5,772,277
Totals	2,781,046	2,844,453	630,672	787,867	8,317,682

Operating loss	(2,781,046)	(2,844,453)	(630,672)	(787,867)	(8,317,682)

Other expenses – interest expense	(181,914)	—	(63,281)	—	(479,879)

Net loss	$(2,962,960)	$(2,844,453)	$(693,953)	$(787,867)	$(8,797,561)

Basic net loss per common share	$(.04)	$(.11)	$(.01)	$(.02)

Basic weighted average common shares Outstanding	74,026,302	25,571,850	77,252,123	32,884,945

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND PERIOD FROM APRIL 24, 2000

(DATE OF INCEPTION) TO SEPTEMBER 30, 2004

						Deficit	Accumulated
						Accumulated	other
					Additional	during the	comprehensive	Subscriptions
	Preferred stock		Common stock		paid-in	exploration	income	receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)	9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)	—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)	51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	90,000	—	—	—	—	(90,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	1,250,000	1,250	126,250	—	—	—	—	—	127,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	379,122	379,122
Net loss	—	—	—	—	—	(2,962,960)	—	—	—	—	(2,962,960)
Foreign currency translation adjustment	—	—	—	—	—	—	(124,840)	—	—	—	(124,840)
Total comprehensive loss ($3,087,800)	—	—	—	—	—	—	—	—	—	—	—
Balance, Sept. 30, 2004	—	$—	77,252,123	$77,252	$8,132,211	$(8,797,561)	$(485,740)	4,575,965	$(361,295)	$(978,134)	$(2,413,267)

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND PERIOD FROM

APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2004

(Unaudited)

	Nine Months Ended Sept. 30,
	2004	2003	Cumulative

Operating activities:
Net loss	$(2,962,960)	$(2,844,453)	$(8,797,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	1,759,200	1,444,412	1,814,050
Amortization of unearned compensation	379,122	—	1,750,066
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Depreciation	1,941	—	1,941
Changes in operating assets and liabilities –
Accounts payable	215,623	679,908	1,820,015
Accrued expenses	143,849	130,001	298,223
Net cash used in operating activities	(463,225)	(590,132)	(3,063,266)

Investing activities – net cash used for additions to furniture and fixtures	(20,333)	—	(20,333)

Financing activities:
Advances from stockholders	152,826	241,678	1,038,024
Proceeds from issuance of notes payable	—	186,872	186,872
Proceeds from issuance of common stock	332,078	160,000	1,860,787
Net cash provided by financing activities	484,904	588,530	3,085,683

Net increase (decrease) in cash	1,346	(1,582)	2,084

Cash, beginning of period	738	3,340	—

Cash, end of period	$2,084	$1,758	$2,084

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2004, its results of operations for the nine and three months ended September 30, 2004 and 2003, its changes in stockholders’ deficiency for the nine months ended September 30, 2004, its cash flows for the nine months ended September 30, 2004 and 2003 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to September 30, 2004. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2003 and for the periods ended December 31, 2003 and 2002 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2003 that was previously filed with the SEC.

The results of operations for the nine and three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of September 30, 2004. Accordingly, it is considered an “exploration stage company” for accounting purposes.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders’ deficiency of approximately $2,413,000 as of September 30, 2004. Management believes that the Company will not generate any revenues during the twelve month period subsequent to September 30, 2004 in which it will be gathering and evaluating data related to the permits for the Torngat Fields.  Although the Company received total consideration of $734,959 as a result of the completion of private placements of 1,685,000 units of common stock and warrants to purchase common stock during the year ended December 31, 2002 and in 2003, the Company received $902,264 from proceeds of shareholder advances, the issuance of notes payable and the sales of common stock and in 2004, the Company received total consideration of $484,904 from proceeds of shareholder advances and the sales of common stock (see Note 6), management believes that the Company will still need total additional financing of approximately $750,000 to continue to operate as planned during the twelve month period subsequent to September 30, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least September 30, 2005 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Since the Company had a net loss for the nine and three months ended September 30, 2004 and 2003, the assumed effects of the exercise of the warrants to purchase 1,685,000 shares of common stock that were issued during 2002 and the application of the treasury stock method would have been anti-dilutive.  Therefore, there is no diluted per share amounts in the 2004 and 2003 statements of operations.

Note 3 – Refundable tax credit

The Company is eligible for a refundable tax credit given by the Province of Quebec to encourage mineral exploration in the province.  Eligible expenses include exploration expenses within Quebec.

The Company files a tax return claiming the refundable tax credit.  However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit.  Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment.  During the nine and three months ended September 30, 2004, the Company received $296,102 and $146,735 under the program, respectively.

Note 4 – Advances from stockholders:

Advances from stockholders of $218,024 at September 30, 2004 were non-interest bearing and due on demand.

Note 5 – Income taxes:

As of September 30, 2004, the Company had net operating loss carryforwards of approximately $8,798,000 available to reduce future Federal taxable income which will expire through 2023. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $3,519,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2004.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2003. As a result of the increases in the valuation allowance of $1,336,000 and $277,000 in the nine and three months ended September 30, 2004, $1,138,000 and $315,000 in the nine and three months ended September 30, 2003, respectively, and $3,519,000 in the period from April 24, 2000 to September 30, 2004, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Note 6 – Stockholders’ equity

On September 30, 2004, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock from 80,000,000 to 230,000,000.

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

In July 2004, in connection with a private placement of its common stock, the Company issued 1,500,000 shares of its common stock for $150,000.  In addition, the Company issued 1,250,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $99,750 in the three months ended September 30, 2004 for the fair value of the shares.  Further, the Company issued 1,250,000 shares of its common stock in connection with the exercise of stock options.

The issuance of common stock in payment of accounts payable was a non-cash transaction and, accordingly, is not reflected in the accompanying condensed consolidated statement of cash flows for the three months ended September 30, 2004.

Stock Option Plans

2004 Plan

On September 30, 2004, the Company adopted the Diamond Discoveries International Corp. 2004 Stock Incentive Plan (the “2004 Plan”).  Under the 2004 Plan, 35,000,000 shares of common stock are reserved for issuance.  The purpose of the 2004 Plan is to provide stock incentives for officers, directors, consultants and key employees to promote the success of the Company, and to enhance the Company’s ability to attract and retain the services of such persons.  The 2004 Plan provides for the grant of stock options and restricted stock awards.  Options granted under the 2004 Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options.  Stock options may be granted under the 2004 Plan for all employees and consultants of the Company, or employees of any present or future subsidiary or parent of the Company.  The 2004 Plan is administered by the Compensation Committee of the Board of Directors.  The Compensation Committee is empowered to interpret the 2004 Plan and to prescribe, amend and rescind the rules and regulations pertaining to the 2004 Plan.  No option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by the optionee.  The Members of the Compensation Committee may not receive options.

Any incentive stock option that is granted under the 2004 Plan may not be granted at a price less than the fair market value of the Company’s Common Stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the total combined voting power through all classes of stock of the Company or a subsidiary or parent of the Company.)  Non-qualified stock options may be granted at the exercise price established by the Compensation Committee, which may be less than the fair market value of the Company’s Common Stock on the date of grant.

Each option granted under the 2004 Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of a holder of more than 10% of the total combined voting power of all classes of stock of the Company or a subsidiary or parent of the Company) and shall lapse upon expiration of such period, or earlier upon termination of the recipient’s employment with the Company, or as determined by the Compensation Committee.

At September 30, 2004, no options had been granted under the 2004 Plan.

2003 Plan

On May 30, 2003, the Company adopted the Diamond Discoveries International Corp. 2003 Stock Incentive Plan (the “2003 Plan”).  Under the 2003 Plan, 15,000,000 shares of common stock are reserved for issuance.  The purpose of the 2003 Plan is to provide stock incentives for officers, directors, consultants and key employees to promote the success of the Company, and to enhance the Company’s ability to attract and retain the services of such persons.  The 2003 Plan provides for the grant of stock options and restricted stock awards.  Options granted under the 2003 Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options.  Stock options may be granted under the 2003 Plan for all employees and consultants of the Company, or employees of any present or future subsidiary or parent of the Company.  The 2003 Plan is administered by the Compensation Committee of the Board of Directors.  The Compensation Committee is empowered to interpret the 2003 Plan and to prescribe, amend and rescind the rules and regulations pertaining to the 2003 Plan.  No option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by the optionee.  The Members of the Compensation Committee may not receive options.

Any incentive stock option that is granted under the 2003 Plan may not be granted at a price less than the fair market value of the Company’s Common Stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the total combined voting power through all classes of stock of the Company or a subsidiary or parent of the Company.)  Non-qualified stock options may be granted at the exercise price established by the Compensation Committee, which may be less than the fair market value of the Company’s Common Stock on the date of grant.

Each option granted under the 2003 Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of a holder of more than 10% of the total combined voting power of all classes of stock of the Company or a subsidiary or parent of the Company) and shall lapse upon expiration of such period, or earlier upon termination of the recipient’s employment with the Company, or as determined by the Compensation Committee.

In February 2004, the Company issued options to acquire 1,000,000 shares of its common stock at an exercise price of $.10 per share to consultants and other non-employees.  The options had an aggregate fair market value of $90,000 at the date of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $90,000 to record the fair value of the options.  The

Company recorded a charge of $379,122 and $128,179 to compensation expense to amortize unearned compensation for the nine and three months ended September 30, 2004.

The following assumptions were used to price options granted during the nine months ended September 30, 2004, all of whose exercise price was greater than market price at the date of grant: Risk free rate of return, 4%; expected life, 3 years; expected volatility, 184.87%; expected dividends, zero.

The following table summarizes information with respect to options granted under the 2003 Plan as of September 30, 2004:

	Shares	Weighted average exercise price

Options outstanding at beginning of period	4,825,000	$0.11
Options cancelled	—	—
Options exercised	(1,250,000)	0.11
Options granted	—	$—
Options outstanding at end of period	3,575,000	$0.11

Options exercisable at end of period	3,575,000	$0.11

Options price range, end of period	$0.10 to 0.11
Options available for grant at end of period	125,000
Weighted average fair value of options granted during the period	$—
Weighted average exercise price of options granted during the period	$—

At September 30, 2003, the Company had issued options to acquire 12,800,000 shares of its common stock at a weighted average exercise price of $.05 to consultants and other nonemployees.  The options had an aggregate fair market value of $1,212,750 at the respective dates of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $1,212,750 to record the fair value of the options, of which $109,462 and $101,362 was amortized to compensation expense in the nine and three months ended September 30, 2003, respectively.

Note 7 – Guarantee:

On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200 that was originally scheduled to mature on July 31, 2003. The maturity date of the promissory note and the guaranty have been extended to April 30, 2005.

Note 8 – Internal Controls

Standard No. 2 issued by the Public Company Accounting Oversight Board (“PCAOB No. 2”) which governs the reporting requirements for Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) was issued in the spring of 2004. Specific implementation requirements and guidance continue to be developed. The Company is in the initial stages of conducting its assessment of internal control over financial reporting as required by SOX 404. However, the guidance on PCAOB No. 2 indicates that materiality levels for defining significant deficiencies and material weaknesses are lower than initially expected and lower than historical guidance. Accordingly, it is likely that the Company will be unable to achieve the level of compliance contemplated in SOX 404 to receive an unmodified opinion on its internal control over financial reporting from its external auditors.

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

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We cannot continue our exploration efforts until we have raised sufficient capital. We also need capital to fund overhead and administrative costs. For the nine and three months ended September 30, 2004 and 2003 and the period from April 24, 2000 (date of inception) to September 30, 2004, we incurred $(83,598), $(46,038), $868,309, $640,541 and $2,545,405 in exploration costs, net of reimbursements, and $2,864,644, $676,710, $1,976,144, $147,326 and $5,772,277 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $2,963,000 or $(.04) per share based on 74,026,302 weighted average shares outstanding for the nine months ended September 30, 2004 and a net loss of approximately $694,000 or $(.01) per share based on 77,252,123 weighted average shares outstanding for three months ended September 30, 2004 compared to a net loss of approximately $2,844,000 or $(.11) per share based on 25,571,850 weighted average shares outstanding for the nine months ended September 30, 2003 and a net loss of approximately $788,000 or $(.02) per share based on 32,884,945 weighted average shares outstanding for three months ended September 30, 2003.

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

Cash Flow and Capital Resources

Through September 30, 2004, we have relied on advances of approximately $1,038,000 from our principal stockholders, trade payables of approximately $1,912,000 (including $1,866,438 owed to Prospecting Geophysics Ltd.), and proceeds of $1,860,787 from the sale of common stock to support our limited operations. As of September 30, 2004, we had a cash of $2,084.

We plan to seek additional equity or debt financing of up to $750,000 which we plan to use for the next phase of our exploration program to be conducted through September 30, 2005, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders.  Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

Plan of Operation

Our business plan for the next year will consist of further exploration on the properties over which we hold the mineral exploration permits as well as preliminary marketing efforts. We intend to continue retaining Prospecting Geophysics Ltd. to analyze the results of phase one of our exploration program, and during phase two, to find the extent of the kimberlite dykes that were located in phase one and gather larger mini-bulk and bulk samples. These next samples are expected to be up to 7,000 lbs. Prospecting Geophysics, Ltd. will attempt to locate additional kimberlite dykes and pipes and sample them as well. They will attempt to conduct further geochemistry tests to locate underground dykes which are not visible at the surface and magnetic surveys to trace them. Additionally, during phase two, we intend to continue to collect and analyze the transparent pink crystal fragments found on the properties covered by our permits that consists of natural corundum and which we believe contain rubies. This phase resumed in September 2003 and was suspended for the winter months due to inclement weather.

After consulting with Prospecting Geophysics Ltd., we estimate that it will require approximately $750,000 to conduct our exploration program through September 30, 2005. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. We plan to raise a minimum of $750,000 through one or more private offerings pursuant to Rule 506 or Regulation D of through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

There was no change in our internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

In July 2004, in connection with a private placement of its common stock, the Company issued 1,500,000 shares of its common stock for $150,000.  In addition, the Company issued 1,250,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $99,750 in the three months ended September 30, 2004 for the fair value of the shares.  Further, the Company issued 1,250,000 shares of its common stock in connection with the exercise of stock options.

The sale and issuance of the aforementioned shares were exempt transactions under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.  At the time of sale, the persons who acquired these securities were all fully informed and advised about matters concerning us, including our business, financial affairs, and other matters.  The shareholders acquired the securities for their own account or their designees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On September 30, 2004, the following actions were taken by written consent in lieu of an annual meeting of stockholders:

1.               Thomas J. Kennedy, John Kowalchuk, and Edward C. Williams were elected to serve on our board of directors for a one-year term.

2.               An amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 80 million to 230 Million was approved.

3.               The Diamond Discoveries International Corp. 2004 Stock Incentive Plan was approved.

4.               The appointment of Rodefer Moss & Co PLLC as our independent auditors for the fiscal year ending December 31, 2004 was ratified.

In connection with the written consent, we filed a Definitive Information Statement pursuant to Section 14(C) of the Securities Exchange Act of 1934 and Rule 14C-2 thereunder on September 9, 2004.

The approval and adoption of each of the actions taken by written consent in lieu of an annual meeting required the consent of the holders of a majority of the 76,197,123 shares of our common stock that were outstanding on the record date.  The holders of 38,715,123 shares of our common stock, representing 50.8% of the shares of our common stock entitled to vote on the record date, executed the written consent.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to Registrant’s Definitive Information Statement on Schedule 14C filed on September 9, 2004).
10.7	Diamond Discoveries International Corp. 2004 Stock Incentive Plan (incorporated by reference to Exhibit B to Registrant’s Definitive Information Statement on Schedule 14C filed on September 9, 2004)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas J. Kennedy
Thomas J. Kennedy, Chairman

Dated: November 19, 2004

By:	/s/ John Kowalchuk
John Kowalchuk, CEO

Dated: November 19, 2004

By:	/s/ Edward C. Williams
Edward C. Williams, Principal Accounting Officer

Dated: November 19, 2004