Form 10KSB
period 2004-12-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2005-04-14
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 000-31585

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(Name of Small Business Issuer)

Delaware	06-1579927
(State or Other Jurisdiction	(IRS Employer Identification No.)
of Incorporation)

804 - 750 West Pender St.
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 12, 2005 is $3,450,485.

The number of shares outstanding of the Company’s common stock, as of April 12, is 107,127,123.

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

The permits, which were set to expire at dates ranging from October 17, 2004 to March 30, 2005, were renewed by the Company for an additional five years at an annual license fee of $Cdn75 per square kilometer.

Our Exploration Program

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

FY 2000 Activities

During 2000, we began early stage exploration activities, and gathered samples from one property for analysis. An exploration team of eight men gathered samples and data at this property. The samples are taken from dykes or “pipes” containing kimberlite. These samples were analyzed by Lakefield Research Limited, of Ontario, an independent laboratory, which uses caustic dissolution to extract the diamonds from the samples. This laboratory issued reports dated September 26 and September 27, 2000, on two samples, one of which indicates that out of a 24.65 kilogram sample, two diamonds were found weighing 0.015 carats in the aggregate. The second sample of 30.22 kilograms yielded eight diamonds, with a total weight of 0.001 carats.

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

FY 2001 Activities

During April 2001, we began the second phase of our exploration, after the weather in northwestern Quebec allowed for exploration activities. We, through Prospecting Geophysics Ltd., began to determine the extent of the kimberlite dykes that were located in phase one, and gathered larger mini-bulk and bulk samples. These next samples are expected to be up to 7,000 pounds. This should enable the Company to test for larger, and potentially more marketable diamonds which may, or may not, exist in the kimberlite dykes. There is, of course, a substantial risk that we will not find such diamonds. Prospecting Geophysics Ltd. will, at the same time, be attempting to locate additional kimberlite dykes and pipes, and sample them as well. .

FY 2002 Activities

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

We, through Prospecting Geophysics Ltd., continued exploration during the 2002 season, taking large rock bulk samples from property included in the original 469.05 square kilometers and commenced exploration in the newly acquired 50,000 acres. We located four new kimberlite dyke systems that contain 27 new dykes, most of which have been sampled. Reduced samples from the original field samples were subject to micro-probed analysis and found to contain typical kimberlite minerals, phologopite and olivine and the important indicator minerals chrome diopside, pyrope garnet, picro-ilmenite and chromite. One 110 pound sample containing an olivine xenolith was found to contain a large population of indicator minerals including 243 G9 garnets, 65 chrome diopsides, and 143 spinels. This mineral assemblage is similar to the Arx Dyke which is located on our permit property that contained the nine micro and one macro diamonds.

FY 2003 Activities

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

FY 2004 Activities

During the 2004 exploration program, the Company was able to complete one hole for a total of 100 feet of the total 10,000 foot program prior to the onset of severe winter weather. The Company has received the caustic fusion analyses from the first hole in the scheduled 10,000 foot drill program on Diamond Discoveries' Torngat Mountains diamond project in Northeastern Quebec. The 34.7 kilogram sample from 22 feet of kimberlite core was sent to Saskatchewan Research Council Labs where it was analyzed for diamond content. No macro or microdiamonds were found in the core.

The Company purchased the drill and left it on the property and has the camp and fuel in place to get an early start on the following exploration season. The Company will resume the scheduled drill program in the spring of 2005 focusing on its main targets the Round Lake Structure and Champagne Pipe. Earlier surface sampling located macrodiamonds and microdiamonds in dykes proximal to the Round Lake structure.

The Company’s geologists have noted rubies and pink corundums in several places across the property. They also noted pink corundum in the broken core from the first drill hole. Along with the search for diamond bearing kimberlite pipes the geologists will begin evaluating the size and gem potential of the many ruby occurrences.

Planned FY 2005 Activities

We are planning to continue our exploration with an aggressive program of core drilling and bulk sampling of the many targets that are presently defined. The Company is budgeting $1.1 million for further bulk sampling, core drilling and caustic fusion analysis for 2005.

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

Currency Fluctuation

We also have exposure to currency fluctuations, since our properties are located in Canada, and thus our transactions are largely in Canadian dollars. Such fluctuations can materially affect our financial position and other results of operations. References to the “dollar” or “$US” in this Form 10KSB are to United States Dollars, and “Canadian” or “$Cdn” refers to Canadian dollars. Unless otherwise stated, the translations of $US to $Cdn and vice versa have been made at the average rate for the year indicated. The following table sets forth the high and low exchange rate of the Canadian dollar per US dollar as of the latest practicable date and for each of the last six months:

Period	High	Low
April 12, 2005	1.2422	1.2065	(1)
March 2005	1.2494	1.1978
February, 2005	1.2584	1.2241
January 2005	1.2470	1.1948
December 2004	1.2467	1.1796
November 2004	1.2274	1.1746
October 2004	1.2755	1.2158

(1) Represents the low rate on April 1, 2005.

Item 2. Description of Property

Please refer to Appendix A to this Annual Report at page 35, which contains a map of our permit locations.

The Company entered into a lease for office space beginning February 1, 2004 and terminating on April 30, 2007. Under the terms of the lease, the Company pays approximately $Cdn 1,033 per month. However, the Company was not obligated to pay rent for the period from February 1, 2004 to April 30, 2004.

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

Helicopter and airplane support	$200,000
Crew, lodging and food	150,000
Drill program	600,000
Testing samples for Diamonds	150,000

Total	$1,100,000

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of calendar year 2004, no matters were submitted to a vote of the security holders of the Company.

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

	High	Low
Fiscal Year 2003
First Quarter	0.370	0.110
Second Quarter	0.330	0.090
Third Quarter	0.180	0.080
Fourth Quarter	0.210	0.090

Fiscal Year 2004
First Quarter	0.190	0.080
Second Quarter	0.140	0.060
Third Quarter	0.090	0.040
Fourth Quarter	0.070	0.030

Fiscal Year 2005
First Quarter	0.050	0.030

Of the 107,127,123 shares of our common stock issued and outstanding as of April 12, 2005, 41,792,123 shares of our common stock are currently considered “restricted securities” and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Act unless registered under the Act.

As of April 12, 2005 the number of holders of record of our common stock was approximately 88.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future because we intend to retain our earnings to finance the expansion of our business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, our financial condition, capital requirements and business condition. We are prohibited from paying cash dividends on the common stock until any issued and outstanding preferred stock is converted into common stock. However, there were no shares of preferred stock outstanding as of December 31, 2004.

Recent Sales of Unregistered Securities

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

Item 6. Management’s Plan of Operation

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

Operations to Date

We were incorporated in the State of Delaware in April of 2000. We have not engaged in commercial operations since inception, and therefore have not realized any revenues from operations since inception. We do not expect to commence commercial operations in the foreseeable future and do not expect to generate revenue in calendar year 2005.

For the fiscal years ended December 31, 2004 and 2003 and the period from April 24, 2000 (date of inception) to December 31, 2004 we incurred $(369,314), $690,490 and $2,259,689 in exploration costs, net of reimbursements and $3,838,082, $2,233,602 and $6,745,715 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $3,724,106 or $(.05) per share based on 76,140,137 weighted average shares outstanding for the fiscal year ended December 31, 2004 compared to a loss of $3,222,057 or $(.10) per share based on 32,371,250 weighted average shares outstanding for the fiscal year ended December 31, 2003.

Going Concern

In connection with their audit report on our financial statements as of December 31, 2004, Rodefer & Moss, our independent public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. Continuation of our exploration efforts is dependent on our ability to raise sufficient capital.

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

Cash Flow and Capital Resources

Through December 31, 2004 we have relied on advances of approximately $1,057,000 from our principal stockholders, trade payables of approximately $1,948,000 (including $1,926,540 owed to Prospecting Geophysics Ltd.), and proceeds of approximately $2,160,000 from the sale of common stock to support our limited operations. As of December 31, 2004, we had approximately $174,000 of cash.

We plan to seek additional equity or debt financing of up to $1,100,000 which we plan to use for the next phase of our exploration program to be conducted through December 31, 2005, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

Plan of Operation

Our business plan for the next year will consist of further exploration on the properties over which we hold the mineral exploration permits as well as preliminary marketing efforts. We intend to continue retaining Prospecting Geophysics Ltd. to analyze the results of phase one of our exploration program, and during phase two, to find the extent of the kimberlite dykes that were located in phase one and gather larger mini-bulk and bulk samples. These next samples are expected to be up to 7,000 lbs. Prospecting Geophysics, Ltd. will attempt to locate additional kimberlite dykes and pipes and sample them as well. They will attempt to conduct further geochemistry tests to locate underground dykes which are not visible at the surface and magnetic surveys to trace them. Additionally, during phase two, we intend to continue to collect and analyze the transparent pink crystal fragments found on the properties covered by our permits that consists of natural corundum and which we believe contain rubies. This phase was suspended during the winter months due to inclement weather. This phase is expected to resume in May 2005.

After consulting with Prospecting Geophysics Ltd., we estimate that it will require approximately $1,100,000 to conduct our exploration program through December 31, 2005. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. We plan to raise a minimum of $1,100,000 through one or more private offerings pursuant to Rule 506 or Regulation D of through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

While we have recently contracted to purchase drill equipment for approximately $180,000, we do not expect to make any other direct expenditure to purchase any equipment as all equipment necessary will be provided by Prospecting Geophysics Ltd. pursuant to the Prospecting and Survey Agreement dated November 14, 2000. However, we will reimburse Prospecting Geophysics, Ltd. for all of it’s out of pocket expenses including equipment rental.

We now employ two individuals on a part time basis, both of whom are executive officers. We do not expect any significant changes in the number of employees within the next twelve months.

Risk Factors

Operations—New Entity/Startup Entity

We are a mineral exploration business.

We are engaged in the exploration stage of our business. We have not engaged in any substantive commercial operations to date. More particularly, we have not engaged in any mining operations. We have only engaged in exploratory activities, feasibility studies and the establishment of initial exploration plans. Thus, we have no way to evaluate the likelihood that we will be able to operate our business successfully. You should consider our business future based on the risks associated with our early stage, and lack of experience.

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

The cost of our planned exploration activities is approximately $1,100,000. As of the date of this filing, we do not have sufficient capital to engage in exploration activities, and no sources for financing. The extent to which we will be able to implement our exploration for minerals will be determined by our ability to engage in offerings of equity securities and/or debt securities. Without additional capital, we will have to either curtail our business plan, or abandon it altogether.

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and time of future taxable income and the potential changes in the ownership of the Company, which could subject our net operating loss carryforwards to substantial annual limitations, we offset our net deferred tax assets by an equivalent valuation allowance as of December 31, 2004.

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

Off Balance Sheet Arrangements

We have no financing arrangements of the type described in Item 303(c) of Regulation S-B.

Item 7. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants

Balance Sheet December 31, 2004

Statements of Operations Years Ended December 31, 2004 and 2003 and Period from April 24, 2000 (Date of Inception) to December 31, 2004

Statements of Changes in Stockholders’ Deficiency Years Ended December 31, 2004 and 2003 and Period from April 24, 2000 (Date of Inception) to December 31, 2004

Statements of Cash Flows Years Ended December 31, 2004 and 2003 and Period from April 24, 2000 (Date of Inception) to December 31, 2004

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Diamond Discoveries International Corp.

We have audited the accompanying balance sheets of DIAMOND DISCOVERIES INTERNATIONAL CORP. (An Exploration Stage Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Discoveries International Corp. as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company had not generated any revenues from its operations and it had working capital and stockholders’ deficiencies as of December 31, 2004. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee
April 12, 2005

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
BALANCE SHEET
DECEMBER 31, 2004

ASSETS
Current assets—cash	$173,974
Furniture and fixtures, net	18,231

192,205

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
8% Demand notes payable	$55,081
Accounts payable:
Prospecting Geophysics Ltd.	1,926,540
Other	21,254
Advances from stockholders	236,524
Accrued taxes and other expenses	323,302

Total liabilities	2,562,701

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 230,000,000 shares authorized; 107,127,123 shares issued and outstanding	107,127
Additional paid-in capital	9,450,086
Deficit accumulated during the exploration stage	(9,558,707)
Accumulated other comprehensive income (loss)	(492,169)
Unearned compensation	(1,876,833)

Total stockholders’ deficiency	(2,370,496)

Total	$192,205

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2004

	2004	2003	April 24, 2000 to December 31, 2004
Revenues	$—	$—	$—

Operating expenses:
Exploration costs	468,475	690,490	3,097,478
Reimbursements of exploration costs	(837,789)	—	(837,789)
Exploration costs, net of reimbursements	(369,314)	690,490	2,259,689
General and administrative expenses	3,838,082	2,233,602	6,745,715

Total operating expenses	3,468,768	2,924,092	9,005,404

Operating loss	(3,468,768)	(2,924,092)	(9,005,404)

Other expenses
Interest expense	(255,338)	(297,965)	(553,303)

Net loss	$(3,724,106)	$(3,222,057)	$(9,558,707)

Basic net loss per common share	$(.05)	$(.10)

Basic weighted average common shares outstanding	76,140,137	32,371,250

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2004 AND 2003 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO DECEMBER 31, 2004

					Additional paid-in capital	Deficit Accumulated during the exploration stage	Accumulated other comprehensive income (loss)			Unearned compensation	Total
	Preferred stock		Common stock					Subscriptions receivable
	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000,000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	$—	107,127,123	$107,127	$9,450,086	$(9,558,707)	$(492,169)	—	$—	$(1,876,833)	$(2,370,496)

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2004

	2004	2003	April 24, 2000 to December 31, 2004
Operating activities:
Net loss	$(3,724,106)	$(3,222,057)	$(9,558,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	1,631,700	1,374,950	3,015,250
Amortization of unearned compensation	529,423	169,744	699,167
Forgiveness of stock subscriptions	361,295	—	361,295
Cost of mineral permits paid through the issuance of common stock	—	—	50,000
Depreciation	2,972	—	2,972
Changes in operating assets and liabilities:
Accounts payable	244,656	618,123	1,849,048
Accrued expenses	168,928	154,374	323,302
Net cash used in operating activities	(785,132)	(904,866)	(3,257,673)

Investing activities - net cash used for additions to furniture and fixtures	(21,203)	—	(21,203)

Financing activities:
Advances from stockholders, net	171,326	299,142	1,056,524
Proceeds from issuance of notes payable, net	49,917	186,872	236,789
Proceeds from issuance of common stock and warrants	758,328	416,250	2,159,537
Net cash provided by financing activities	979,571	902,264	3,452,850

Net increase (decrease) in cash	173,236	(2,602)	173,974
Cash, beginning of period	738	3,340	—

Cash, end of period	$173,974	$738	$173,974

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of December 31, 2004. Accordingly, it is considered an “exploration stage company” for accounting purposes. In addition to exploration costs, the Company incurs general and administrative expenses which consist primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders’ deficiency of approximately $2,370,000 as of December 31, 2004. Management believes that the Company will not generate any revenues during the twelve month period subsequent to December 31, 2004 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Since its inception, the Company has received total consideration of $3,452,850 as a result of proceeds of shareholder advances, the issuance of notes payable and the sales of common stock, management believes that the Company will still need total additional financing of approximately $1,100,000 to continue to operate as planned during the twelve month period subsequent to December 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Since the Company had a net loss for the years ended December 31, 2004 and 2003, the assumed effects of the exercise of the warrants to purchase 2,000,000 shares of common stock that were issued during 2003 and the application of the treasury stock method would have been anti-dilutive. Therefore, there is no diluted per share amounts in the 2004 and 2003 statements of operations.

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

The Company recorded a loss of $3,724,106, $3,222,057 and $9,558,707 during the years ended December 31, 2004 and 2003 and the period from April 24, 2000 (Date of Inception) to December 31, 2004, respectively. During the years ended December 31, 2004 and 2003, the Company recorded a net foreign currency translation adjustment of $131,269 and $360,900, respectively, in its interest in the Torngat Mountains operations reflecting a strengthening of the Canadian dollar against the U. S. dollar which is included in accumulated other comprehensive income (loss). Translation adjustments for prior periods have been immaterial.

Comprehensive loss

Comprehensive loss consists of net loss for the period, unrealized hedging transactions and foreign currency translation adjustments.

Recent accounting pronouncements:

The Financial Accounting Standards Board had issued certain accounting pronouncements as of December 31, 2004 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the period from April 24, 2000 to December 31, 2004, and it does not believe that any of those pronouncements will have any significant impact on the Company’s financial statements at the time they become effective.

Note 3—Permits:

Pursuant to an agreement consummated on September 12, 2000, the Company acquired certain permits in the Torngat Fields from Peter Ferderber and S. G. Hawkins, who are key consultants and advisors to the Company, for total consideration of $90,540, of which $40,540 ($60,000 Canadian) represents the amount paid in cash and $50,000 represents the fair value of a total of 2,000,000 shares of the Company’s common stock issued to Messrs. Ferderber and Hawkins. The exchange of shares for the permits was a non-cash transaction that is not reflected in the accompanying statement of cash flows for the period from April 24, 2000 to December 31, 2004.

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

Note 4—Advances from stockholders:

Advances from stockholders of $236,524 at December 31, 2004 were non-interest bearing and due on demand.

Although management does not believe that there is a practical method that can be used to specifically determine the fair value of the advances from stockholders because of the relationship of the Company and its stockholders, it believes that the advances will be repaid on a short-term basis and, accordingly, the carrying value of the advances approximated fair value as of December 31, 2004.

Note 5—Stockholders’ equity:

Preferred stock

As of December 31, 2004, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. No shares of preferred stock had been issued by the Company as of December 31, 2004.

Common stock

During the period from April 24, 2000 to December 31, 2000, the Company issued 150,000 shares of common stock as payment for legal services. Accordingly, general and administrative expenses in the accompanying statement of operations, and common stock and additional paid-in capital in the accompanying statements of stockholders’ deficiency, for the period from April 24, 2000 to December 31, 2004 was increased to reflect the estimated fair value of the shares of $3,750.

On May 20, 2000, the Company completed the sale of 10,000,000 shares of common stock for $250,000, or $.025 per share, through a private placement intended to be exempt from registration under the Securities Act of 1933 (the “Act”). Initially, the buyer paid $25,000 in cash and $225,000 through the issuance of a 10% promissory note. The exchange of shares for a note receivable was a noncash transaction that is not reflected in the accompanying statement of cash flows for the period from April 24, 2000 to December 31, 2004. The 10% promissory note was paid on various dates through May 20, 2001.

During the year ended December 31, 2002, the Company received total cash consideration of $734,959 as a result of the sale of 1,633,242 units of common stock and warrants to purchase common stock at $.45 per unit through private placements intended to be exempt from registration under the Act. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock exercisable at $.75 per share for a two year period from the date of purchase. The Company had also received subscriptions through the private placements for the purchase of 51,758 units at $.45 per unit or a total of $23,291 as of December 31, 2002. The notes receivable from the subscribers are noninterest bearing and were due six months from the respective dates of sale, but remained outstanding at December 31, 2004. All the warrants remained outstanding as of December 31, 2004.

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

In October 2003, the Company issued 2,500,000 shares of its common stock in payment of advances from stockholders of $250,000, or $0.10 per share, which approximated the fair value of the shares. In addition, in connection with a private placement of its common stock, the Company issued 4,000,000 shares of its common stock for $300,000, or $0.08 per share, $281,250 of which represents a subscription receivable at December 31, 2004. Also, the Company issued 540,000 shares of its common stock in payment for accounts payable of $54,000, or $0.10 per share, which approximated the fair value of the shares. Further, the Company issued 2,350,000 shares of its common stock for $225,500, or $0.10 per share, in connection with the exercise of stock options.

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

In December 2004, the Company issued 29,875,000 shares of its common stock in connection with the exercise of stock options.

The issuances of common stock for services and in payment of accounts payable, 8% demand notes payable and advances to stockholders were non-cash transactions and, accordingly, they are not reflected in the accompanying statements of cash flows for the years ended December 31, 2004 and 2003 and the period from April 24, 2000 (Date of Inception) to December 31, 2004.

Stock Option Plans

2004 Plan

On September 30, 2004, the Company adopted the Diamond Discoveries International Corp. 2004 Stock Incentive Plan (the “2004 Plan”). Under the 2004 Plan, 35,000,000 shares of common stock are reserved for issuance. The purpose of the 2004 Plan is to provide incentives for officers, directors, consultants and key employees to promote the success of the Company, and to enhance the Company’s ability to attract and retain the services of such persons. Options granted under the 2004 Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options. Stock options may be granted under the 2004 Plan for all employees and consultants of the Company, or employees of any present or future subsidiary or parent of the Company. The 2004 Plan is administered by the Board of Directors. The Compensation Committee is empowered to interpret the 2004 Plan and to prescribe, amend and rescind the rules and regulations pertaining to the 2004 Plan. Options granted under the 2004 Plan generally vest over three years. No option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by the optionee. The Compensation Committee may not receive options.

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

In December 2004, the Company issued options to acquire 33,975,000 shares of its common stock at an exercise price of $.01 per share to consultants and other non-employees. The options had an aggregate fair market value of $1,049,000 at the date of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $1,049,000 to record the fair value of the options.

The Company recorded a charge of $529,423 and $169,744 to compensation expense to amortize unearned compensation for the years ended December 31, 2004 and 2003, respectively.

The following assumptions were used to price options granted during the year ended December 31, 2004, all of whose exercise price was less than market at the date of grant: Risk free rate of return, 4%; expected life, 3 years; expected volatility, 184.87%; expected dividends, zero.

The following table summarizes information with respect to options granted under the 2004 Plan and the 2003 Plan as of and for the years ended December 31, 2004 and 2003.

	2004		2003
	Shares	Weighed Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding beginning of year	3,825,000	$0.11	—	NA
Options canceled	—	—	—	NA
Options exercised	31,125,000	$0.01	10,050,000	$0.02
Options granted	34,975,000	$0.01	13,875,000	$0.04

Options outstanding end year	7,675,000	$0.06	3,825,000	$0.11

Options exercisable end of year	7,675,000	$0.06	3,825,000	$0.11

Options price range, end of year	$0.01 to $0.11		$0.10 to $0.11
Options price range for exercised shares	$0.01 to $0.10		$0.01 to $0.11
Options available for grant at end of year	1,150,000		1,125,000
Weighted average fair value of options granted during the year	$0.03		$0.10
Weighted average exercise price of options granted during the year	$0.01		$0.04

Note 6—Income taxes:

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $10,051,000 available to reduce future Federal taxable income which will expire at various dates from 2015 through 2019. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, if any, the Company offset the deferred tax assets of approximately $4,020,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2004.

The Company had also offset the potential benefits from net operating loss carryforwards of approximately $2,478,000 and $1,045,000 by equivalent valuation allowances as of December 31, 2003 and 2002. As a result of the increases in the valuation allowance of approximately $1,542,000 for the year ended December 31, 2004, $1,433,000 for the year ended December 31, 2003 and $4,020,000 for the period from April 24, 2000 to December 31, 2004, the Company did not recognize any credits for income taxes in the accompanying statements of operations to offset its pre-tax losses in any of those periods.

Note 7—Lease:

The Company entered into a lease for office space beginning February 1, 2004 and terminating on April 30, 2007. Under the terms of the lease, the Company pays approximately $1,033 Canadian per month. However, the Company was not obligated to pay rent for the period from February 1, 2004 to April 30, 2004.

Note 8—Guarantee:

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

There was no change in our internal controls over financial reporting during the year ended December 31, 2004 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Company Position
Thomas J. Kennedy	55	Chairman/Director
John Kowalchuk	58	President/CEO/ Director
Edward C. Williams	44	Secretary/Director/CFO
Peter Ferderber	77	Consultant

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to the Company. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that SEC beneficial ownership reporting requirements for fiscal 2004, were met with the following exceptions:

Our former CEO Teodosio V. Pangia failed to timely file Form 3 and a Form 4 to report transactions in March 2003 and has not yet filed these reports. Messrs. Kowalchuk, Kennedy, and Williams failed to timely file a Form 3 when they became directors of the Company in March 2004, these reports were subsequently filed.

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

A copy of the Code is attached to as an exhibit to the Form 10-KSB filed on April 14, 2004.

Item 10. Executive Compensation

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the year ended December 31, 2004, to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the year ended December 31, 2004 (our “named executive officers”):

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation
Name and Position	Year	Salary ($)		Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Under-lying Options/ SARS (#)	All Other Compen- sation ($)
John Kowalchuk	2004	$18,446
Chief Executive Officer	2003	—
	2002	—

Edward C. Williams	2004	$72,500	(1)
Chief Financial Officer	2003	—
	2002	—

(1) Includes $22,500 accrued but not paid to Mr. Williams at December 31, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The table below shows the number of options to purchase shares of our common stock that were granted to each of our named executive officers during fiscal 2004:

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
John Kowalchuk

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The table below shows the number of stock options held at the end of or exercised during fiscal 2004 for each of our named executive officers:

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($) (1)
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
John Kowalchuk			375,000

Edward C. Williams			375,000

(1)
Based on $0.04 per share, the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board on April 12, 2005, the options exercisable by Mssrs. Kowalchuk and Williams are not In-the-Money.

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

Other Arrangements.

During the year ended December 31, 2004, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements.

We have not entered into employment agreements with any of our officers or directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group as of April 12, 2005:

Name and Address of Beneficial Owner(1)	Amount and Nature of Ownership		Approximate % of Class(2)
Thomas J. Kennedy Chairman and Director	1,000,000	(3)	* %
John Kowalchuk President, CEO and Director	375,000	(4)	*
Edward C. Williams Secretary, CFO and Director	375,000	(5)	*
Directors and Officers as a Group(3)(4)(5)	1,750,000		1.6%
Teodosio V. Pangia	20,365,000	(6)	19.0%
Epwort Trading Ltd.(7)	7,500,000		7.5%

* Less than 1%
(1)	Unless otherwise indicated, the beneficial owner’s address is the same as the Company’s principal office.
(2)	Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.
(3)	Includes 500,000 shares of common stock that are issuable under a stock option.
(4)	Includes 375,000 shares of common stock that are issuable under a stock option.
(5)	Includes 375,000 shares of common stock that are issuable under a stock option.
(6)	Includes an aggregate of 8,365,000 shares held TVP Capital Corp., Altea Investments, Ltd., Gata Investments, Ltd., Bekeman Investments, Ltd., SD Investments, Ltd., Baychester Investments Ltd., and Aester Investments Holdings Limited, companies beneficially owned and/or controlled (directly or indirectly) by Mr. Pangia, 4,500,000 shares held by Mr. Pangia and 7,500,000 shares held by Epwort Trading, Ltd., see footnote (7) below.
(7)	Teodosio V. Pangia is the sole officer, director and shareholder of Epwort Trading, Ltd.

Equity Compensation Plan Information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,100,000	$0.01	1,025,000

Equity compensation plans not approved by security holders	3,575,000	$0.11	125,000

Total	7,675,000	$0.06	1,150,000

Stock Option Plans

2004 Plan

On September 30, 2004, the Company adopted the Diamond Discoveries International Corp. 2004 Stock Incentive Plan (the “2004 Plan”). Under the 2004 Plan, 35,000,000 shares of common stock are reserved for issuance. The purpose of the 2004 Plan is to provide incentives for officers, directors, consultants and key employees to promote the success of the Company, and to enhance the Company’s ability to attract and retain the services of such persons. Options granted under the 2004 Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options. Stock options may be granted under the 2004 Plan for all employees and consultants of the Company, or employees of any present or future subsidiary or parent of the Company. The 2004 Plan is administered by the Board of Directors. The Compensation Committee is empowered to interpret the 2004 Plan and to prescribe, amend and rescind the rules and regulations pertaining to the 2004 Plan. Options granted under the 2004 Plan generally vest over three years. No option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by the optionee. The Compensation Committee may not receive options.

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

2003 Plan

On May 30, 2003, the Company adopted the Diamond Discoveries International Corp. 2003 Stock Incentive Plan (the “Plan”). Under the Plan, 15,000,000 shares of common stock are reserved for issuance. The purpose of the Plan is to provide incentives for officers, directors, consultants and key employees to promote the success of the Company, and to enhance the Company’s ability to attract and retain the services of such persons. The Plan provides for the grant of incentive stock options and nonqualified stock options (“Options”) and restricted stock awards (“Restricted Stock Awards”) and Stock Appreciation Rights, Performance Shares, Dividend Equivalent Payments, and Other Stock Based Awards (“Options,” “Restricted Stock Awards,” and “Stock Appreciation Rights,” are collectively referred to herein as “Awards”). Options granted under the Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options. Stock options may be granted under the Plan for all employees and consultants of the Company, or employees of any present or future subsidiary or parent of the Company. The Plan is administered by the Board of Directors. The Compensation Committee is empowered to interpret the Plan and to prescribe, amend and rescind the rules and regulations pertaining to the Plan. Options granted under the Plan generally vest over three years. The Compensation Committee may not receive options.

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

We entered into a Prospecting and Survey Agreement with Prospecting Geophysics Ltd. dated November 20, 2000, whereby Prospecting Geophysics Ltd. will act as the project manager for the Company’s mineral exploration operations. Peter Ferderber is the President of Prospecting Geophysics Ltd. Under the agreement, we are to pay for Mr. Ferderber’s services at a rate of $500 per day, on days that he personally attends the properties, in addition to reimbursing all expenses incurred by Prospecting Geophysics on behalf of the Company. Mr. Ferderber anticipates attending the properties approximately five to seven days every month. Prospecting Geophysics is required under the agreement to conduct prospecting and surveying activities on our behalf. The agreement has a term of eighteen (18) months with automatic renewal unless either party gives 30 days’ notice of its intent to terminate. During the years ended December 31, 2004 and 2003 and the periods from April 24, 2000 (date of inception) to December 31, 2004, we incurred exploration costs by Prospecting Geophysics Ltd. of approximately $277,039 Canadian, $671,394 Canadian and $3,992,022 Canadian, respectively. In addition, the Company owed Prospecting Geophysics Ltd. $1,926,540 at December 31, 2004.

Item 13. Exhibits and Reports on Form 8-K.

There were no Current Reports on Form 8-K filed by the Registrant during the fourth quarter of the calendar year ended December 31, 2004.

Exhibit Number	Description of Document
3.1	Articles of Incorporation as filed on April 24, 2000(1)
3.2	Bylaws of Diamond Discoveries International Corp.(1)
10.1	Acquisition Agreement dated September 12, 2000 between the Company and Peter Ferderber, Stanley Hawkins and Tandem Resources Ltd.(2)
10.2	Prospecting and Survey Agreement between Prospecting Geophysics Ltd and the Company dated August 14, 2000.(1)
10.3	Transfer of Mining Rights between Peter Ferderber and the Company dated June 20, 2000.(1)
10.4	Option Agreement between Diamond Discoveries International Corp. and Tandem Resources Ltd. dated September 12, 2000.(2)
10.5	Revised Prospecting and Survey Agreement between Prospecting Geophysics Ltd. and the Company dated November 20, 2000.(2)
14	Code of Ethics for the Chief Executive Officer and Chief Financial Officer (3)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Title opinion of Lavery, de Billy on the Mining Exploration Permits.(1)

(1) Previously filed on September 21, 2000 as part of the Company’s Registration Statement on Form 10-SB, File No. 0-31585.
(2) Previously filed on December 1, 2000 as part of the Company’s Amended Registration Statement on Form 10-SB, File No. 0-31585.
(3) Previously filed on April 14, 2004 as an exhibit to Form 10-KSB.

Item 14. Principal Accountant Fees and Services

During 2004 and 2003, the Company incurred the following fees for professional services rendered by the principal accountant:

	2004	2003
Fees for audit services	$20,347	$27,182
Fees for audit-related services	$8,670	$3,486
Tax fees	$0	$0
All other fees	$0	$0

The Audit Committee pre-approves all audit and non-audit services to be performed by the Company’s independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

By:	/s/ John Kowalchuk
John Kowalchuk, CEO

Dated: April 13, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas J. Kennedy
Thomas J. Kennedy, Chairman and Director

Dated: April 13, 2005

By:	/s/ John Kowalchuk
John Kowalchuk, President, CEO and Director

Dated: April 13, 2005

By:	/s/ Edward C. Williams
Edward C. Williams, Secretary, Treasure, Director and Principal Accounting Officer

Dated: April 13, 2005

APPENDIX A