Form 10QSB
period 2005-03-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2005-05-18
CIK 1123836

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For 1934 for the transition period from to .

Commission file number 000-31585

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

06-1579927
(IRS Employer Identification No.)

804 - 750 West Pender Street
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of Registrant’s common stock, as of May 18, 2005 is 109,727,123.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2005
(Unaudited)

ASSETS

Cash	$431
Furniture and fixtures, net	17,051

Total	$17,482

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
8% Demand notes payable	$29,965
Accounts payable:
Prospecting Geophysics Ltd.	2,065,076
Other	23,656
Advances from stockholders	279,300
Accrued taxes and other expenses	343,224
Total current liabilities	2,741,221

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 230,000,000 shares authorized; 109,727,123 shares issued and outstanding	109,727
Additional paid-in capital	9,473,486
Deficit accumulated during the exploration stage	(10,083,948)
Accumulated other comprehensive income (loss)	(557,783)
Unearned compensation	(1,665,221)
Total stockholders’ deficiency	(2,723,739)

Total	$17,482

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND PERIOD
FROM APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2005
(Unaudited)

	Three Months Ended March 31,
	2005	2004	Cumulative

Revenues	$—	$—	$—

Operating expenses:
Exploration costs	29,631	29,251	3,127,109
Reimbursements of exploration costs	—	(206,880)	(837,789)
Exploration costs, net of reimbursements	29,631	(177,629)	2,289,320
General and administrative expenses	419,631	1,775,459	7,165,346
Totals	449,262	1,597,830	9,454,666

Operating loss	(449,262)	(1,597,830)	(9,454,666)

Other expenses - interest expense	(75,979)	(61,668)	(629,282)

Net loss	$(525,241)	$(1,659,498)	$(10,083,948)

Basic net loss per common share	$—	$(.03)

Basic weighted average common shares Outstanding	109,322,679	64,430,123

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
THREE MONTHS ENDED MARCH 31, 2005 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO MARCH 31, 2005

					Additional paid-in capital	Deficit Accumulated during the exploration stage	Accumulated other comprehensive income (loss)			Unearned compensation	Total
	Preferred stock		Common stock					Subscriptions receivable
	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	2,600,000	2,600	23,400	—	—	—	—	—	26,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	211,612	211,612
Net loss	—	—	—	—	—	(525,241)	—	—	—	—	(525,241)
Foreign currency translation adjustment	—	—	—	—	—	—	(65,614)	—	—	—	(65,614)
Total comprehensive loss ($590,855)	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2005	—	$—	109,727,123	$109,727	$9,473,486	$(10,083,948)	$(557,783)	—	$—	$(1,665,221)	$(2,723,739)
See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2005
(Unaudited)

	Three Months Ended March 31,
	2005	2004	Cumulative

Operating activities:
Net loss	$(525,241)	$(1,659,498)	$(10,083,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	—	1,546,700	3,015,250
Amortization of unearned compensation	211,612	124,158	910,779
Forgiveness of stock subscription	—	—	361,295
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Depreciation	1,180	—	4,152
Changes in operating assets and liabilities -
Other receivables	—	(57,513)	—
Accounts payable	75,324	(144,166)	1,924,372
Accrued expenses	19,922	(22,373)	343,224
Net cash used in operating activities	(217,203)	(148,050)	(3,474,876)

Investing activities - net cash used for additions to furniture and fixtures	—	(7,831)	(21,203)

Financing activities:
Advances from stockholders, net	42,776	71,210	1,099,300
Proceeds from issuance of notes payable, net of payments	(25,116)	—	211,673
Proceeds from issuance of common stock	26,000	251,832	2,185,537
Net cash provided by financing activities	43,660	323,042	3,496,510

Net increase (decrease) in cash	173,543	167,161	431

Cash, beginning of period	173,974	738	—

Cash, end of period	$431	$167,899	$431

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Business and basis of presentation:

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004, its changes in stockholders’ deficiency for the three months ended March 31, 2005, its cash flows for the three months ended March 31, 2005 and 2004 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to March 31, 2005. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2004 and for the periods ended December 31, 2004 and 2003 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2004 that was previously filed with the SEC.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of March 31, 2005. Accordingly, it is considered an “exploration stage company” for accounting purposes. In addition to exploration costs, the Company incurs general and administrative expenses which consist primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders’ deficiency of approximately $2,724,000 as of March 31, 2005. Management believes that the Company will not generate any revenues during the twelve month period subsequent to March 31, 2005 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Since its inception, the Company has received total consideration of $3,496,510 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock. Management believes that the Company will still need total additional financing of approximately $1,100,000 to continue to operate as planned during the twelve month period subsequent to March 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least March 31, 2006 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Since the Company had a net loss for the three months ended March 31, 2005 and 2004, the assumed effects of the exercise of the warrants to purchase 2,000,000 shares of common stock that were issued during 2003 and the application of the treasury stock method would have been anti-dilutive. Therefore, there are no diluted per share amounts in the 2005 and 2004 statements of operations.

Note 3 - Refundable tax credit

The Company is eligible for a refundable tax credit given by the Province of Quebec to encourage mineral exploration in the province. Eligible expenses include exploration expenses within Quebec.

The Company files a tax return claiming the refundable tax credit. However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit. Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment. During the three months ended March 31, 2005 and 2004, the Company received $— and $206,880 under the program, respectively.

Note 4 - Advances from stockholders:

Advances from stockholders of $279,300 at March 31, 2005 were non-interest bearing and due on demand.

Note 5 - Income taxes:

As of March 31, 2005, the Company had net operating loss carryforwards of approximately $10,642,000 available to reduce future Federal taxable income which will expire through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $4,257,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2005.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2004. As a result of the increases in the valuation allowance of $236,000 and $520,000 in the three months ended March 31, 2005 and 2004, respectively, and $4,257,000 in the period from April 24, 2000 to March 31, 2005, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Note 6 - Stockholders’ equity

Common Stock

In January 2005, the Company issued 2,600,000 shares of its common stock in connection with the exercise of stock options.

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

2003 Plan

On May 30, 2003, the Company adopted the Diamond Discoveries International Corp. 2003 Stock Incentive Plan (the “2003 Plan”). Under the 2003 Plan, 15,000,000 shares of common stock are reserved for issuance. The purpose of the 2003 Plan is to provide incentives for officers, directors, consultants and key employees to promote the success of the Company, and to enhance the Company’s ability to attract and retain the services of such persons. Options granted under the 2003 Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options. Stock options may be granted under the 2003 Plan for all employees and consultants of the Company, or employees of any present or future subsidiary or parent of the Company. The 2003 Plan is administered by the Board of Directors. The Compensation Committee is empowered to interpret the 2003 Plan and to prescribe, amend and rescind the rules and regulations pertaining to the 2003 Plan. Options granted under the 2003 Plan generally vest over three years. No option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by the optionee. The Compensation Committee may not receive options.

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

The Company recorded a charge of $211,612 and $124,158 to compensation expense to amortize unearned compensation for the three months ended March 31, 2005 and 2004, respectively.

The following table summarizes information with respect to options granted under the 2004 Plan and the 2003 Plan as of and for the three months ended March 31, 2005:

	Shares	Weighted average exercise price

Options outstanding at beginning of period	7,675,000	$0.06
Options cancelled	—	—
Options exercised	(2,600,000)	0.01
Options granted	—	$—
Options outstanding at end of period	5,075,000	$0.08

Options exercisable at end of period	5,075,000	$0.08

Options price range, end of period	$0.10 to 0.11
Options available for grant at end of period	1,150,000
Weighted average fair value of options granted during the period	$—
Weighted average exercise price of options granted during the period	$—

Note 7 - Guarantee:

On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200 that was originally scheduled to mature on July 31, 2003. The maturity dates of the promissory note and the guaranty have been extended to April 30, 2006.

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

Going Concern

In connection with their audit report on our financial statements as of December 31, 2004, Rodefer Moss & Co, PLLC, our independent public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We cannot continue our exploration efforts until we have raised sufficient capital. We also need capital to fund overhead and administrative costs. For the three months ended March 31, 2005 and 2004 and the period from April 24, 2000 (date of inception) to March 31, 2005, we incurred $29,631, $(177,629) and $2,289,320 in exploration costs, net of reimbursements, and $419,631, $1,775,459 and $7,165,346 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $525,000 or $(—) per share based on 109,322,679 weighted average shares outstanding for the three months ended March 31, 2005 compared to a net loss of approximately $1,659,000 or $(.03) per share based on 64,430,123 weighted average shares outstanding for the three months ended March 31 , 2004.

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

Cash Flow and Capital Resources

Through March 31, 2005, we have relied on advances of approximately $1,099,000 from our principal stockholders, trade payables of approximately $2,089,000 (including $2,065,076 owed to Prospecting Geophysics Ltd.), and proceeds of $2,185,537 from the sale of common stock to support our limited operations. As of March 31, 2005, we had a cash of $431.

We plan to seek additional equity or debt financing of up to $1,100,000 which we plan to use for the next phase of our exploration program to be conducted through March 31, 2006, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

After consulting with Prospecting Geophysics Ltd., we estimate that it will require approximately $1,100,000 to conduct our exploration program through March 31, 2006. This amount will be used to pay for prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, house rental in George River, assays, property taxes to the Quebec Department of Natural Resources and supervision, including a salary payable to Mr. Peter Ferderber of $500 per day, plus out of pocket expenses, for days he attends the site. We plan to raise a minimum of $1,100,000 through one or more private offerings pursuant to Rule 506 or Regulation D of through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

There was no change in our internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

In January 2005, the Company issued 2,600,000 shares of its common stock in connection with the exercise of stock options.

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

By:	/s/ Thomas J. Kennedy
Thomas J. Kennedy, Chairman

Dated: May 18, 2005

By:	/s/ John Kowalchuk
John Kowalchuk, CEO

Dated: May 18, 2005

By:	/s/ Edward C. Williams
Edward C. Williams, Principal Accounting Officer

Dated: May 18, 2005