Form 10QSB
period 2005-09-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2005-11-17
CIK 1123836

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For 1934 for the transition period from to .

Commission file number 000-31585

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	06-1579927

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

804 - 750 West Pender Street
Vancouver, B. C., Canada V6C 2T7
(Address of principal executive offices)

(604) 683-1368
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a courtYes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of Registrant’s common stock, as of November 17, 2005 is 149,464,981.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2005
(Unaudited)

ASSETS

Cash	$16,139
Property and equipment, net	238,004

Total	$254,143

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
8% Demand notes payable	$70,966
Accounts payable:
Prospecting Geophysics Ltd.	2,317,219
Other	114,418
Advances from stockholders	322,969
Other accrued expenses	631,859
Total current liabilities	3,457,431

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 230,000,000 shares authorized; 149,464,981 shares issued and outstanding	149,465
Additional paid-in capital	10,833,498
Deficit accumulated during the exploration stage	(11,657,827)
Accumulated other comprehensive income (loss)	(648,903)
Subscriptions receivable	(612,500)
Unearned compensation	(1,267,021)
Total stockholders’ deficiency	(3,203,288)

Total	$254,143

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND PERIOD
FROM APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005
(Unaudited)

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2005	2004	2005	2004	Cumulative

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Exploration costs	370,319	241,388	307,717	72,068	3,467,797
Reimbursements of exploration costs	—	(324,986)	—	(118,106)	(837,789)
Exploration costs, net of reimbursements	370,319	(83,598)	307,717	(46,038)	2,630,008
General and administrative expenses	1,492,149	2,864,644	677,006	676,710	8,237,864
Totals	1,862,468	2,781,046	984,723	630,672	10,867,872

Operating loss	(1,862,468)	(2,781,046)	(984,723)	(630,672)	(10,867,872)

Other expenses - interest expense	(236,652)	(181,914)	(83,236)	(63,281)	(789,955)

Net loss	$(2,099,120)	$(2,962,960)	$(1,067,959)	$(693,953)	$(11,657,827)

Basic net loss per common share	$(.02)	$(.04)	$(.01)	$(.01)

Basic weighted average common shares Outstanding	120,084,321	74,026,302	140,856,635	77,252,123

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO SEPTEMBER 30, 2005

					Additional paid-in capital	Deficit Accumulated during the exploration stage	Accumulated other comprehensive income (loss)			Unearned compensation	Total
	Preferred stock		Common stock					Subscriptions receivable
	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Proceeds from issuance of common stock	—	—	30,050,000	30,050	1,021,700	—	—	17,500,000	(612,500)	—	439,250
Issuance of shares as payment for accounts payable	—	—	8,587,858	8,588	293,912	—	—	—	—	—	302,500
Issuance of stock options	—	—	—	—	34,500	—	—	—	—	(34,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	3,700,000	3,700	33,300	—	—	—	—	—	37,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	644,312	644,312
Net loss	—	—	—	—	—	(2,099,120)	—	—	—	—	(2,099,120)
Foreign currency translation adjustment	—	—	—	—	—	—	(156,734)	—	—	—	(156,734)
Total comprehensive loss ($1,063,718)	—	—	—	—	—	—	—	—	—	—	—
Balance, Sept. 30, 2005	—	$—	149,464,981	$149,465	$10,833,498	$(11,657,827)	$(648,903)	17,500,000	$(612,500)	$(1,267,021)	$(3,203,288)

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005
(Unaudited)

	Nine Months Ended Sept. 30,
	2005	2004	Cumulative

Operating activities:
Net loss	$(2,099,120)	$(2,962,960)	$(11,657,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	—	1,759,200	3,015,250
Amortization of unearned compensation	644,312	379,122	1,343,479
Forgiveness of stock subscription	—	—	361,295
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Depreciation	11,963	1,941	14,935
Changes in operating assets and liabilities -
Accounts payable	577,109	215,623	2,426,157
Accrued expenses	308,557	143,849	631,859
Net cash used in operating activities	(557,179)	(463,225)	(3,814,852)

Investing activities - net cash used for additions to furniture and fixtures	(231,736)	(20,333)	(252,939)

Financing activities:
Advances from stockholders, net	138,945	152,826	1,195,469
Proceeds from issuance of notes payable, net of payments	15,885	—	252,674
Proceeds from issuance of common stock	476,250	332,078	2,635,787
Net cash provided by financing activities	631,080	484,904	4,083,930

Net increase (decrease) in cash	(157,835)	1,346	16,139

Cash, beginning of period	173,974	738	—

Cash, end of period	$16,139	$2,084	$16,139

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

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2005, its results of operations for the nine and three months ended September 30, 2005 and 2004, its changes in stockholders’ deficiency for the nine and three months ended September 30, 2005, its cash flows for the nine and three months ended September 30, 2005 and 2004 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to September 30, 2005. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2004 and for the periods ended December 31, 2004 and 2003 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2004 that was previously filed with the SEC.

The results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

Other than contracting with PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of September 30, 2005. Accordingly, it is considered an “exploration stage company” for accounting purposes. In addition to exploration costs, the Company incurs general and administrative expenses which consist primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders’ deficiency of approximately $3,203,000 as of September 30, 2005. Management believes that the Company will not generate any revenues during the twelve month period subsequent to September 30, 2005 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Since its inception, the Company has received total consideration of $4,083,930 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock. Management believes that the Company will still need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to September 30, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least September 30, 2006 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Since the Company had a net loss for the nine and three months ended September 30, 2005 and 2004, the assumed effects of the exercise of the warrants to purchase 32,050,000 shares of common stock that were issued in 2005 and 2003 and the application of the treasury stock method would have been anti-dilutive. Therefore, there is no diluted per share amounts in the 2005 and 2004 statements of operations.

Note 3 - Refundable tax credit

The Company is eligible for a refundable tax credit given by the Province of Quebec to encourage mineral exploration in the province. Eligible expenses include exploration expenses within Quebec.

The Company files a tax return claiming the refundable tax credit. However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit. Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment. During the nine and three months ended September 30, 2005 and 2004, the Company received $—, $—, $324,986 and $118,106 under the program, respectively.

Note 4 - Advances from stockholders:

Advances from stockholders of $322,969 at September 30, 2005 were non-interest bearing and due on demand.

Note 5 - Income taxes:

As of September 30, 2005, the Company had net operating loss carryforwards of approximately $12,307,000 available to reduce future Federal taxable income which will expire through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $4,923,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2005.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2004. As a result of the increases in the valuation allowance of approximately $902,000 and $477,000 in the nine and three months ended September 30, 2005, $1,138,000 and $315,000 in the nine and three months ended September 30, 2004, respectively, and $4,923,000 in the period from April 24, 2000 to September 30, 2005, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Note 6 - Stockholders’ equity

Common Stock

In January 2005, the Company issued 2,600,000 shares of its common stock in connection with the exercise of stock options.

In July 2005, in connection with a private placement of its common stock, the Company issued 27,750,000 shares of its common stock for $971,250. In addition, the Company issued 8,587,858 shares of its common stock in payment of $302,500 of accounts payable, which approximated the fair value of the shares.

In August 2005, the Company issued 1,100,000 shares of its common stock in connection with the exercise of stock options.

In September 2005, in connection with a private placement of its common stock, the Company issued 2,300,000 shares of its common stock for $80,500.

The issuance of common stock in payment of accounts payable was a non-cash transaction, and, accordingly, is not reflected in the accompanying condensed consolidated statement of cash flows for the nine and three months ended September 30, 2005.

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

Each option granted under the 2004 Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of a grant of an incentive stock option to a holder of more than 10% of the total combined voting power of all classes of stock of the Company or a subsidiary or parent of the Company) and shall lapse upon expiration of such period, or earlier upon termination of the recipient’s employment with the Company, or as determined by the Compensation Committee.

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

Each option granted under the 2003 Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of a grant of an incentive stock option to a holder of more than 10% of the total combined voting power of all classes of stock of the Company or a subsidiary or parent of the Company) and shall lapse upon expiration of such period, or earlier upon termination of the recipient’s employment with the Company, or as determined by the Compensation Committee.

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

The Company recorded a charge of $644,312 and $218,738 to compensation expense to amortize unearned compensation for the nine and three months ended September 30, 2005 and a charge of $379,122 and $128,179 to compensation expense to amortize unearned compensation for the nine and three months ended September 30, 2004, respectively.

The following table summarizes information with respect to options granted under the 2004 Plan and the 2003 Plan as of and for the nine months ended September 30, 2005:

	Shares	Weighted average exercise price

Options outstanding at beginning of period	7,675,000	$0.06
Options cancelled	—	—
Options exercised	(3,700,000)	0.01
Options granted	1,150,000	$0.01
Options outstanding at end of period	5,125,000	$0.08

Options exercisable at end of period	5,125,000	$0.08

Options price range, end of period	$0.01 to 0.11
Options available for grant at end of period	—
Weighted average fair value of options granted during the period	$—
Weighted average exercise price of options granted during the period	$—

Warrants

In August 2003, in connection with its private placement of common stock, the Company issued warrants to acquire 2,000,000 shares of its common stock at an exercise price of $.075 per share. The warrants expire in August 2006.

In July and September 2005, in connection with its private placement of common stock, the Company issued warrants to acquire 30,050,000 shares of its common stock at an exercise price of $.035 per share. The warrants expire in July and September 2008.

Note 7 - Guarantee:

On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200 that was originally scheduled to mature on July 31, 2003. The maturity dates of the promissory note and the guaranty have been extended to April 30, 2006.

Note 8 - Internal Controls

Standard No. 2 issued by the Public Company Accounting Oversight Board (“PCAOB No. 2”) which governs the reporting requirements for Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) was issued in the spring of 2004. Specific implementation requirements and guidance continue to be developed. The Company is in the initial stages of conducting its assessment of internal control over financial reporting as required by SOX 404. However, the guidance on PCAOB No. 2 indicates that materiality levels for defining significant deficiencies and material weaknesses are lower than initially expected and lower than historical guidance. Accordingly, it is likely that the Company will be unable to achieve the level of compliance contemplated in SOX 404 to receive an unmodified opinion on its internal control over financial reporting from its external auditors. The SEC has delayed for an additional year the compliance date for internal control reporting for non-accelerated filers. The Company is not an accelerated filer and the extension applies to the Company. Under the new schedule, the Company will not be required to comply with SOX 404 until its first fiscal year ending on or after July 15, 2007.

Note 9 - Subsequent Events

Effective November 14, 2005, the following actions were taken by written consent in lieu of an annual meeting of stockholders:

1.	Thomas J. Kennedy, John Kowalchuk, and Edward C. Williams were elected to serve on our board of directors for a one-year term.

2.	An amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock from 230 million to 480 Million was approved.

3.	The Diamond Discoveries International Corp. 2005 Stock Incentive Plan was approved.

4.	The appointment of Rodefer Moss & Co PLLC as our independent auditors for the fiscal year ending December 31, 2005 was ratified.

In connection with the written consent, the Company filed a Definitive Information Statement pursuant to Regulation 14C of the Securities Exchange Act of 1934 and Rule 14C-2 thereunder on October 24, 2005.

The approval and adoption of each of the actions taken by written consent in lieu of an annual meeting required the consent of the holders of a majority of the 149,464,981 shares of common stock that were outstanding on the record date. The holders of 91,969,787 shares of the Company’s common stock, representing 61.5% of the shares of our common stock entitled to vote on the record date, executed the written consent.

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

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We cannot continue our exploration efforts until we have raised sufficient capital. We also need capital to fund overhead and administrative costs. For the nine and three months ended September 30, 2005 and 2004 and the period from April 24, 2000 (date of inception) to September 30, 2005, we incurred $370,319, $307,717, $(83,598), $(46,038) and $2,630,008 in exploration costs, net of reimbursements, and $1,492,149, $677,006, $2,864,644, $676,710 and $8,237,864 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $2,099,000 or $(.02) per share based on 120,084,321 weighted average shares outstanding for the nine months ended September 30, 2005 and a net loss of approximately $1,068,000 or $(.01) per share based on 140,856,635 weighted average shares outstanding for the three months ended September 30, 2005 compared to a net loss of approximately $2,963,000 or $(.04) per share based on 74,026,302 weighted average shares outstanding for the nine months ended September 30, 2004 and a net loss of approximately $694,000 or $(.01) per share based on 77,252,123 weighted average shares outstanding for the three months ended September 30, 2004.

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

Cash Flow and Capital Resources

Through September 30, 2005, we have relied on advances of approximately $1,195,000 from our principal stockholders, trade payables of approximately $2,426,000 (including $2,317,219 owed to Prospecting Geophysics Ltd.), and proceeds of $2,635,787 from the sale of common stock to support our limited operations. As of September 30, 2005, we had cash of $16,139.

We plan to seek additional equity or debt financing of up to $1,100,000 which we plan to use for the next phase of our exploration program to be conducted through September 30, 2006, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

Plan of Operation

Our business plan for the next year will consist of further exploration on the properties over which we hold the mineral exploration permits as well as preliminary marketing efforts. In June, 2005, the Company engaged McPhar Geosurveys Ltd. (“McPhar”) to conduct an airborne magnetic survey of the Torngat property. In July 2005, the Company engaged Watts, Griffis and McOuat (“WGM”), a geological and engineering consulting firm. WGM was retained to oversee and direct the continuing exploration of the Torngat property. The firm of Patterson, Grant and Watson Ltd. (“PGW”) reviewed the results of the airborne magnetic survey conducted by McPhar. PWG identified 40 targets, 10 first priority, 23 second priority targets and seven third priority targets. While some of the targets correlate to previously identified kimberlitic dykes, several targets are for new dykes not previously sampled. After their review of the report on the McPhar airborne magnetic survey, WGM outlined a program for exploration during the 2005 season. The primary objectives of the field program were:

1.	replication of previously reported diamonds recovered from three of the known kimberlite dykes;

2.	field sampling of drainages associated with airborne anomalies selected by PGW and sample sites selected by WGM to confirm prior results;

3.	ground magnetic confirmation of all potential targets that were readily accessible;

4.	rock chip sampling of newly discovered and previously untested dykes associated with airborne anomalies; and

5.	to the extent possible, test by drilling selected airborne anomalies with the diamond drill already available on the property.

In August 2005, the field exploration commenced with a crew of 12. The crew completed drilling of 2 of the targets identified by PGW. In addition, the crew collected 38 alluvial and rock chip samples from prospective dykes and drainages adjacent to the airborne anomalies and completed ground magnetic surveys covering 20 of the airborne anomalies. The alluvial and rock chip samples along with selected core samples were sent to Saskatchewan Research Council Geoanalytical Laboratory (“SRC”) for processing. The results of the sample processing will be available in a few months. Exploration of the Torngat property has been suspended for the winter months due to inclement weather. WGM continues to analyze and compile all the available geophysical, geological and geochemical data. On October 18th, the Company was informed by WGM that all five objectives of the 2005 field program were achieved. Further field exploration of the Torngat property is expected to resume in May 2006.

After consulting with WGM, we estimate that it will require approximately $1,500,000 to conduct our exploration program through September 30, 2006. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision. We plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

While we recently purchased drill equipment for approximately $236,000, we do not expect to make any other direct expenditure to purchase any equipment as all equipment necessary will continue to be provided by Prospecting Geophysics Ltd. pursuant to the Prospecting and Survey Agreement dated November 14, 2000. However, we will reimburse Prospecting Geophysics, Ltd. for all of its out of pocket expenses including equipment rental.

We now employ two individuals on a part time basis, both of whom are executive officers. We do not expect any significant changes in the number of employees within the next twelve months.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

In July 2005, in connection with a private placement of its common stock, the Company issued 27,750,000 shares of its common stock for $971,250. In addition, the Company issued 8,587,858 shares of its common stock in payment of $302,500 of accounts payable, which approximated the fair value of the shares.

In August 2005, the Company issued 1,100,000 shares of its common stock in connection with the exercise of stock options.

In September 2005, in connection with a private placement of its common stock, the Company issued 2,300,000 shares of its common stock for $80,500.

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

By:	/s/ Thomas J. Kennedy
Thomas J. Kennedy, Chairman

Dated: November 17, 2005

By:	/s/ John Kowalchuk
John Kowalchuk, CEO

Dated: November 17, 2005

By:	/s/ Edward C. Williams
Edward C. Williams, Principal Accounting Officer

Dated: November 17, 2005