Form 10KSB
period 2005-12-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2006-04-17
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 000-31585

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(Name of Small Business Issuer)

Delaware	06-1579927
(State or Other Jurisdiction	(IRS Employer Identification No.)
of Incorporation)

120 Jevlan Drive, Suite 1
Woodbridge, Ontario, Canada	L4L 8G3
(Address of Principal Executive Offices)	(Zip Code)

(416) 527-0617
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act, Yes ☐    No ☒

Issuer’s revenues for its most recent fiscal year were: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 13, 2006 is $7,613,312.

The number of shares outstanding of the Company’s common stock, as of April 13, is 305,216,830.

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

Item 1. Description of Business

We were incorporated in the State of Delaware on April 24, 2000. We are an exploration stage company that is engaged in the acquisition and exploration of mineral properties. Our initial focus is in the area of the Torngat fields located in the province of Quebec, Canada. Other than contracting with third parties to conduct exploration and gather data on our behalf, we have conducted no operations to date and do not expect to receive any revenues for at least the next two years. During the next two years we plan to continue to concentrate our efforts on exploration and data gathering. During the next two years we will be solely dependent on the availability of external financing to fund our operations. Our independent public accountants expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital. If we are unable to secure adequate financing we will be unable to continue our exploration and data gathering efforts. Because we are an exploration stage company, we do not know if a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before the economic and legal feasibility of developing the properties can be determined.

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

The consideration paid under the Acquisition Agreement was 1,000,000 shares of our common stock to each of Messrs. Ferderber and Hawkins, and the payment of $35,000 (Canadian) to Mr. Hawkins and $25,000 (Canadian) to Mr. Ferderber. We also assigned to Messrs. Ferderber and Hawkins a one per cent (1%) interest in the “Net Smelter Returns” of the property, one half of which is payable over the first $50 million (Canadian) in revenues from the property. (Net Smelter Returns are determined by the net amount of money received from the sale of ore, or ore concentrates or other products from a property to a smelter or other ore buyer.) Once Messrs. Ferderber and Hawkins have received $10 million (Canadian) from these Net Smelter Returns, their interest terminates. Tandem Resources Ltd. received an option to purchase 40% of the mineral rights on the properties. This option is conditioned on a number of events occurring, which are:

(1) The expenditure by us of $5 million (Canadian) on exploration of the property;
(2) Tandem paying us $2 million (Canadian); and
(3) Tandem and us entering into a joint venture agreement to operate the property, within 60 days of a demonstration by us of the expenditure of $5 million (Canadian) on exploration of the property.

In addition, we will have twenty-one (21) days from the date we notify Tandem that we have made the 5 million (Canadian) exploration expenditure, to negotiate a financing agreement with Tandem to provide Tandem with the 2 million (Canadian) required to exercise the option. Should no agreement be reached in such 21-day period, our right to provide this financing shall expire.

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

Mr. Ferderber is the record owner of the property covered by the permits, which he has transferred to us. He had originally executed an agreement, as of June 20, 2000, transferring the right to explore the properties covered by the permits to us. This June 20, 2000 agreement was subsequently incorporated into the Acquisition Agreement discussed above. We have received an opinion of Lavery, de Billy L.L.P., a firm of barristers and solicitors of Montreal, Canada, dated July 10, 2000, that Mr. Ferderber is the record owner of the permits under the Mining Act (Quebec), and that the permits are in good standing as of June 21, 2000. The opinion further states that at the date of examination, there were no liens, charges or encumbrances registered against any of the permits. The opinion disclaimed any physical verification of the location of the properties covered by the permits, and states that no survey of the area covered by the permits was conducted.

The permits, which were set to expire at dates ranging from October 17, 2004 to March 30, 2005, were renewed by the Company for an additional five years at an annual license fee of $75 (Canadian) per square kilometer.

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

At the present time, we do not hold any interest in a mineral property that is in production. Our viability and potential success lie in our ability to successfully explore, exploit and generate revenue from our properties. There can be no assurance that such revenues will be obtained. The exploration of mineral deposits involves significant risks over a long period of time, which a combination of careful evaluations, experience and knowledge may not eliminate. It is impossible to ensure that the current or proposed exploration programs on the exploration permits will be profitable or successful. Our inability to locate a viable diamond deposit on our properties could result in a total loss of our business. We believe that the typical cost to locate a diamond deposit can range from $5-10 million (US).

We intend to continue to explore the properties through completion of the exploration phase. We contract with third parties to perform all exploration activities. Prior to the 2005 exploration season, the exploration activities were carried out exclusively by Prospecting Geophysics Ltd. (“PGL”). In July 2005, the Company engaged Watts, Griffis and McOuat (“WGM”), a geological and engineering consulting firm. WGM was retained to oversee and direct the continuing exploration of the Torngat property. During the 2005 exploration season, WGM and PGL commissioned crews of workers who gathered samples of rock from the properties, and transported the samples to a facility where they are being tested for properties which tend to indicate the presence of diamonds. Pursuant to an agreement with PGL, we pay an hourly rate to Mr. Ferderber and his staff for their services, as well as reimbursement for expenses, including equipment, transportation, lodging and meals. We have established camp sites for the workers at the location of the properties, in order to decrease the costs of lodging. In addition, we use commercial supply boats, rather than commissioning private boats, to transport the rock samples. Because the properties are only accessible by air, we rent helicopters as well as fixed wing aircraft known as “beavers” to transport workers and samples to and from the properties.

Due to extremely cold temperatures and snow accumulation caused by the inclement weather in the region during the period from, approximately, October to April, there can be no exploration on the properties covered by the permits during these months.

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

On March 27, 2001, the Gem Trade Laboratory of the Gemological Institute of America (“G.I.A.”), an independent laboratory, issued a report in which they analyzed “random samples” of numerous transparent pink crystal fragments that were obtained from the property covered by our permits known as D.D.I #1 (See map at Appendix A on page 39 of this Annual Report) in October 2000, by our agent Prospecting Geophysics Ltd. These samples were taken from property located in the original 469.05 square kilometers in the Torngat mountain region. The conclusion of the report was that the samples that ranged in size from approximately 0.40 to 0.70 MM consisted of natural corundum. Corundum is the second hardest mineral after diamond. The samples obtained from the property covered by our permit were transparent pink suggesting that they consist of the “ruby” gem. A ruby is a red variety of the mineral corundum.

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

FY 2004 Activities

During the 2004 exploration program, the Company was able to complete one hole for a total of 100 feet of the total 10,000 foot program prior to the onset of severe weather. The Company has received the caustic fusion analyses from the first hole in the scheduled 10,000 foot drill program on Diamond Discoveries’ Torngat Mountains diamond project in Northeastern Quebec. The 34.7 kilogram sample from 22 feet of kimberlite core was sent to Saskatchewan Research Council Labs where it was analyzed for diamond content. No macro or microdiamonds were found in the core.

The Company’s geologists have noted rubies and pink corundums in several places across the property. They also noted pink corundum in the broken core from the first drill hole. Along with the search for diamond bearing kimberlite pipes the geologists will begin evaluation the size and gem potential of the many ruby occurrences.

FY 2005 Activities and Planned FY 2006 Activities

In June, 2005, the Company engaged McPhar Geosurveys Ltd. (“McPhar”) to conduct an airborne magnetic survey of the Torngat property. In July 2005, the Company engaged Watts, Griffis and McOuat (“WGM”), a geological and engineering consulting firm. WGM was retained to oversee and direct the continuing exploration of the Torngat property. The firm of Patterson, Grant and Watson Ltd. (“PGW”) reviewed the results of the airborne magnetic survey conducted by McPhar. PWG identified 40 targets, 10 first priority, 23 second priority targets and seven third priority targets. While some of the targets correlate to previously identified kimberlitic dykes, several targets are for new dykes not previously sampled. After their review of the report on the McPhar airborne magnetic survey, WGM outlined a program for exploration during the 2005 season. The primary objectives of the field program were:

1.	independent replication of previously reported diamonds recovered from three of the known kimberlite dykes;
2.	independent field sampling of drainages associated with airborne anomalies selected by PGW and sample sites selected by WGM to confirm prior results;
3.	ground magnetic confirmation of all potential targets that were readily accessible;
4.	rock chip sampling of newly discovered and previously untested dykes associated with airborne anomalies; and
5.	to the extent possible, test by drilling selected airborne anomalies with the diamond drill already available on the property.

In August 2005, the field exploration commenced with a crew of 12. The crew completed drilling of 2 of the targets identified by PGW. In addition, the crew collected 38 alluvial and rock chip samples from prospective dykes and drainages adjacent to the airborne anomalies and completed ground magnetic surveys covering 20 of the airborne anomalies. The alluvial and rock chip samples along with selected core samples were sent to Saskatchewan Research Council Geoanalytical Laboratory (“SRC”) for processing. The results of the sample processing are anticipated to be available approximately in June 2006. Exploration of the Torngat property has been suspended for the winter months due to inclement weather. WGM continues to analyze and compile all the available geophysical, geological and geochemical data. On October 18th, the Company was informed by WGM that all five objectives of the 2005 field program were achieved. Further field exploration of the Torngat property is expected to resume in May 2006.

After consulting with WGM, we estimate that it will require approximately $1,500,000 to conduct our exploration program through September 30, 2006. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision. We plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 of Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

Employees

We do not have any full time employees at the present time. We have one part time employee, Mr. Edward C. Williams, who is an executive officer. We use third parties to oversee and conduct our exploration activities.

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

Currency Fluctuation

We also have exposure to currency fluctuations, since our properties are located in Canada, and thus our transactions are largely in Canadian dollars. Such fluctuations can materially affect our financial position and other results of operations. References to the “dollar” unless otherwise expressly stated, refer to United States dollars. Unless otherwise stated, the translations of US to Canadian dollars and vice versa have been made at the average rate for the year indicated. The following table sets forth the high and low exchange rate of the Canadian dollar per US dollar as of the latest practicable date and for each of the last six months:

Period	High	Low
April 13, 2006	1.1770	1.1437	(1)
March 2006	1.1747	1.1299
February, 2006	1.1614	1.1352
January 2006	1.1794	1.1372
December 2005	1.1754	1.1427
November 2005	1.1977	1.1642
October 2005	1.1923	1.1629

(1) Represents the low rate on April 7, 2006.

Item 2. Description of Property

Please refer to Appendix A to this Annual Report at page 39, which contains a map of our permit locations.

We entered into a lease for office space beginning February 1, 2004 and terminating on April 30, 2007. Under the terms of the lease, we pay approximately $2,860 Canadian per month. However, we were not obligated to pay rent for the period from February 1, 2004 to April 30, 2004.

We do not own real property, nor do we hold any other real property interest other than the lease describe above and the exploration permits which we discuss above under the caption “Description of Business.” As noted above, we have engaged both Prospecting Geophysics Ltd. and Watts, Griffis and McOuat Limited as our on-site project manager for our exploration activities.

In compliance with Guide 7 of Industry Guides under the Securities Act of 1933 and the Securities Exchange Act of 1934, the following information is provided, since we are engaged or to be engaged in significant mining operations:

(1) The permits acquired in the Acquisition Agreement cover 469.05 square kilometers of properties in northwest Quebec, Canada, on the eastern shore of Ungava Bay and by staking an additional 50,000 acres adjacent to such properties and paying the requisite fees to the Quebec Department of Natural Resources. With the exception of the five (5) month period from November to March in which there is inclement weather in the area surrounding the properties, there is nothing preventing access to the properties. However, hazardous weather conditions could prevent us from accessing the properties in other months as well. The properties are only accessible by air via a helicopter or by boat. There are no roads that permit direct access to the properties.

(2) Pursuant to an agreement between us and Peter Ferderber, Peter Ferderber has transferred to us six (6) permits for the properties. The properties covered by the permits are indicated on the map presented in Appendix A by the areas marked D.D.I. Further, pursuant to the Acquisition Agreement, in consideration for the permits, we have issued 1,000,000 shares of our common stock to Mr. Ferderber and have paid him $25,000 Canadian, and at Mr. Ferderber’s request, $35,000 Canadian to Stanley G. Hawkins. We have obtained the opinion of Lavery, de Billy L.L.P., Barristers and Solicitors of Montreal, Canada dated July 10, 2000, that Mr. Ferderber was the record owner of the permits under the Mining Act of Quebec and that the permits were in good standing as of June 21, 2000.

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

Prior to 2005, we hired Prospecting Geophysics Ltd. to conduct these exploration procedures. Mr. Peter Ferderber is the President of Prospecting Geophysics Ltd. Mr. Ferderber has over forty years of experience in mining exploration. In July 2005, the Company engaged Watts, Griffis and McOuat (“WGM”), a geological and engineering consulting firm. WGM was retained to oversee and direct the continuing exploration of the Torngat property. The first phase of exploration involved identifying areas on the property from which to take samples and gathering small samples from the properties for analysis. This analysis to date has demonstrated the presence of 10 micro diamonds in two samples taken. The second phase involves determining the extent of any kimberlite dykes that were located in phase one and to gather mini-bulk and bulk samples. This will enable us to determine if there are larger and more marketable diamonds on the properties. Phase two of our exploration began in April 2001. Assuming adequate funding and reasonable weather conditions, this phase is expected to be completed by the end of 2008. Operations are generally suspended from October to April because of inclement weather. The following is a breakdown of the estimated budget for particular aspects of our exploration activities:

Helicopter and airplane support	$250,000
Crew, lodging and food	200,000
Drill program	800,000
Testing samples for Diamonds	250,000

Total	$1,500,000

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

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

As of July 18, 2002, prices for the Common Stock were quoted on the Over the Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol DMDD. The following table sets forth the high and low closing bid prices of the Company’s Common Stock for the periods indicated as reported by the NASD. These quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2004
First Quarter	0.190	0.080
Second Quarter	0.140	0.060
Third Quarter	0.090	0.040
Fourth Quarter	0.070	0.030

Fiscal Year 2005
First Quarter	0.050	0.030
Second Quarter	0.050	0.020
Third Quarter	0.090	0.020
Fourth Quarter	0.050	0.020

Fiscal Year 2006
First Quarter	0.030	0.020

Of the 305,216,830 shares of our common stock issued and outstanding as of April 13, 2006, 127,937,470 shares of our common stock are currently considered “restricted securities” and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Act unless registered under the Act.

As of April 13, 2006, the number of holders of record of our common stock was approximately 90.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future because we intend to retain our earnings to finance the expansion of our business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, our financial condition, capital requirements and business condition. We are prohibited from paying cash dividends on the common stock until any issued and outstanding preferred stock is converted into common stock. There were no shares of preferred stock outstanding as of December 31, 2005.

Recent Sales of Unregistered Securities

In October 2005, the Company issued 6,000,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $210,000 for the fair value of the shares.

In December 2005, in connection with a private placement of its common stock, the Company issued 39,833,657 shares of its common stock for $1,394,178. In addition, the Company issued 27,893,192 shares of its common stock in payment of $890,367 of accounts payable, which approximated the fair value of the shares.

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

Operations to Date

We were incorporated in the State of Delaware in April of 2000. We have not engaged in commercial operations since inception, and therefore have not realized any revenues from operations since inception. We do not expect to commence operations in the foreseeable future and do not expect to generate revenue in calendar year 2006.

For the fiscal years ended December 31, 2005 and 2004 and the period from April 24, 2000 (date of inception) to December 31, 2005 we incurred $190,950, $(369,314) and $2,450,639 in exploration costs, net of reimbursements and $4,283,265, $3,838,082 and $11,028,980 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of $3,419,547 or $(.02) per share based on 139,988,801 weighted average shares outstanding for the fiscal year ended December 31, 2005 compared to a loss of $3,724,106 or $(.05) per share based on 76,140,137 weighted average shares outstanding for the fiscal year ended December 31, 2004.

Going Concern

In connection with their audit report on our financial statements as of December 31, 2005, Rodefer & Moss, our independent public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise sufficient capital.

We have considered, and continue to consider, all avenues possible to raise the funds required. Continuation of our exploration efforts is dependent upon our ability to raise capital.

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

Cash Flow and Capital Resources

Through December 31, 2005, we have relied on advances of approximately $1,525,000 from our principal stockholders, trade payables of approximately $120,000, notes payable of approximately $1,035,000 and proceeds of approximately $4,887,000 from the sale of common stock to support our limited operations. As of December 31, 2005, we had approximately $36,000 of cash.

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

Plan of Operation

Our business plan for the next year will consist of further exploration on the properties over which we hold the mineral exploration permits as well as preliminary marketing efforts. In June, 2005, the Company engaged McPhar Geosurveys Ltd. (“McPhar”) to conduct an airborne magnetic survey of the Torngat property. In July 2005, the Company engaged Watts, Griffis and McOuat (“WGM”), a geological and engineering consulting firm. WGM was retained to oversee and direct the continuing exploration of the Torngat property. The firm of Patterson, Grant and Watson Ltd. (“PGW”) reviewed the results of the airborne magnetic survey conducted by McPhar. PWG identified 40 targets, 10 first priority, 23 second priority targets and seven third priority targets. While some of the targets correlate to previously identified kimberlitic dykes, several targets are for new dykes not previously sampled. After their review of the report on the McPhar airborne magnetic survey, WGM outlined a program for exploration during the 2005 season. The primary objectives of the field program were:

1.	independent replication of previously reported diamonds recovered from three of the known kimberlite dykes;
2.	independent field sampling of drainages associated with airborne anomalies selected by PGW and sample sites selected by WGM to confirm prior results;
3.	ground magnetic confirmation of all potential targets that were readily accessible;
4.	rock chip sampling of newly discovered and previously untested dykes associated with airborne anomalies; and
5.	to the extent possible, test by drilling selected airborne anomalies with the diamond drill already available on the property.

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

After consulting with WGM, we estimate that it will require approximately $1,500,000 to conduct our exploration program through September 30, 2006. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision. We plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 of Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

We now employ one individual on a part time basis, who is an executive officer. We do not expect any significant changes in the number of employees within the next twelve months.

Risk Factors

Operations—New Entity/Startup Entity

We have no history running our mineral exploration business.

We are engaged in the exploration stage of our business. We have not engaged in any substantive business operations to date. More particularly, we have not engaged in any mining operations. We have only engaged in exploratory activities, feasibility studies and the establishment of initial exploration plans. Thus, we have no way to evaluate the likelihood that we will be able to operate our business successfully. You should consider our business future based on the risks associated with our early stage and lack of experience.

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

We have no mineral reserves. If we do not find a mineral reserve containing diamonds, or if we cannot develop any diamond-bearing mineral reserve, either because we do not have the money to effect such a development or because it will not be economically feasible to do it, we will have to cease operations, and you may lose your entire investment.

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

The cost of our planned exploration activities for FY 2006 is approximately $1,500,000. As of the date of this filing, we do not have sufficient capital to engage in exploration activities, and no sources for financing. The extent to which we will be able to implement our exploration for minerals will be determined by our ability to engage in offerings of equity securities and/or debt securities. Without additional capital, we will have to either curtail our business plan, or abandon it altogether.

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and time of future taxable income and the potential changes in the ownership of the Company, which could subject our net operating loss carryforwards to substantial annual limitations, we offset our net deferred tax assets by an equivalent valuation allowance as of December 31, 2005.

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

Item 7. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet December 31, 2005

Statements of Operations Years Ended December 31, 2005 and 2004 and Period from April 24, 2000 (Date of Inception) to December 31, 2005

Statements of Changes in Stockholders’ Deficit Years Ended December 31, 2005 and 2004 and Period from April 24, 2000 (Date of Inception) to December 31, 2005

Statements of Cash Flows Years Ended December 31, 2005 and 2004 and Period from April 24, 2000 (Date of Inception) to December 31, 2005

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Diamond Discoveries International Corp.

We have audited the accompanying consolidated balance sheet of DIAMOND DISCOVERIES INTERNATIONAL CORP. and subsidiary (An Exploration Stage Company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Discoveries International Corp. as of December 31, 2005, and the results of their operations and cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the consolidated financial statements, the Company had not generated any revenues from its operations and it had working capital and stockholders’ deficiencies as of December 31, 2005. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee
April 13, 2006

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS
Current assets
Cash	$36,297
Other current assets	41,498
77,795

Property and equipment, net	222,657

Total	$300,452

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Notes payable - current portion	$486,532
Accounts payable	120,175
Advances from stockholders	67,500
674,207

Notes payable, long-term	547,974

Total liabilities	1,222,181

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 247,616,830 shares issued and outstanding	247,617
Additional paid-in capital	14,658,141
Deficit accumulated during the exploration stage	(12,978,254)
Accumulated other comprehensive income (loss)	(643,860)
Unearned compensation	(2,205,373)

Total stockholders’ deficit	(921 ,729)

Total	$300,452

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2005

	2005	2004	April 24, 2000 to December 31, 2005
Revenues	$—	$—	$—

Operating expenses:
Exploration costs	499,840	468,475	3,597,318
Reimbursements of exploration costs	(308,890)	(837,789)	(1,146,679)
Exploration costs, net of reimbursements	190,950	(369,314)	2,450,639
General and administrative expenses	4,283,265	3,838,082	11,028,980

Total operating expenses	4,474,215	3,468,768	13,479,619

Operating loss	(4,474,215)	(3,468,768)	(13,479,619)

Other income (expenses)
Gain on modification of debt	1,349,623	—	1,349,623
Interest expense	(294,955)	(255,338)	(848,258)

Net loss	$(3,419,547)	$(3,724,106)	$(12,978,254)

Basic net loss per common share	$(.02)	$(.05)

Basic weighted average common shares outstanding	139,988,801	76,140,137

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2005 AND 2004 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO DECEMBER 31, 2005

					Additional paid-in capital	Deficit Accumulated during the exploration stage	Accumulated other comprehensive income (loss)			Unearned compensation	Total
	Preferred stock		Common stock					Subscriptions receivable
	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)

Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,419,547)	—	—	—	—	(3,419,547)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,571,238)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	$—	247,616,830	$247,617	$14,658,141	$(12,978,254)	$(643,860)	—	$—	$(2,205,373)	$(921 ,729)

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2005

	2005	2004	April 24, 2000 to December 31, 2005
Operating activities:
Net loss	$(3,419,547)	$(3,724,106)	$(12,978,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	210,000	1,631,700	3,225,250
Amortization of unearned compensation	889,960	529,423	1,589,127
Forgiveness of stock subscriptions	—	361,295	361,295
Gain on modification of debt	(1,349,623)	—	(1,349,623)
Cost of mineral permits paid through the issuance of common stock	—	—	50,000
Depreciation	27,064	2,972	30,036
Changes in operating assets and liabilities:
Other assets	(41,498)	—	(41,498)
Accounts payable	959,819	244,656	2,808,867
Accrued expenses	(323,302)	168,928	—
Net cash used in operating activities	(3,047,127)	(785,132)	(6,304,800)

Investing activities - net cash used for additions to equipment and furniture	(231,490)	(21,203)	(252,693)

Financing activities:
Advances from stockholders, net	468,843	171,326	1,525,367
Proceeds from issuance of notes payable, net	(55,081)	49,917	181,708
Proceeds from issuance of common stock and warrants	2,727,178	758,328	4,886,715
Net cash provided by financing activities	3,140,940	979,571	6,593,790

Net increase (decrease) in cash	(137,677)	173,236	36,297
Cash, beginning of period	173,974	738	—

Cash, end of period	$36,297	$173,974	$36,297

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and basis of presentation:

 Diamond Discoveries International Corp. (the “Company”) was incorporated in the State of Delaware on April 24, 2000. The Company is engaged in activities related to the exploration for mineral resources in Canada. It conducts exploration and related activities through contracts with third parties. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Diamond Discoveries (Canada) Inc. All significant intercompany balances and transactions have been eliminated.

As further explained in Note 3, the Company acquired its mineral permits for property in the “Torngat Fields” located in the Province of Quebec, Canada. The Company intends to develop the permits from early stage exploration through completion of the exploration phase. Prior to any further exploration decisions, a mineral deposit must be appropriately assessed. Gathering this data usually takes several years. Once the appropriate data has been gathered, management will determine whether and how to proceed. The Company has discovered tiny diamonds in samples taken from the property and is conducting surveys and exploration at the property to begin to enable it to determine whether it can extract and produce diamonds from this kimberlite (see Note 3).

Other than contracting with third parties to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of December 31, 2005. Accordingly, it is considered an “exploration stage company” for accounting purposes. In addition to exploration costs, the Company incurs general and administrative expense which consists primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders’ deficiency of approximately $922,000 as of December 31, 2005. Management believes that the Company will not generate any revenues during the twelve month period subsequent to December 31, 2005 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Since its inception, the Company has received total consideration of $6,593,790 as a result of proceeds of shareholder advances, the issuance of notes payable and the sales of common stock, management believes that the Company will still need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least December 31, 2005 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Since the Company had a net loss for the years ended December 31, 2005 and 2004, the assumed effects of the exercise of the warrants to purchase 100,076,849 shares of common stock that were issued during 2003 and 2005 and the application of the treasury stock method would have been anti-dilutive. Therefore, there is no diluted per share amounts in the 2005 and 2004 statements of operations.

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

The Company recorded a loss of $3,419,547, $3,724,106 and $12,978,254 during the years ended December 31, 2005 and 2004 and the period from April 24, 2000 (Date of Inception) to December 31, 2005, respectively. During the years ended December 31, 2005 and 2004, the Company recorded a net foreign currency translation adjustment of $151,691 and $131,269, respectively, in its interest in the Torngat Mountains operations reflecting a strengthening of the Canadian dollar against the U. S. dollar which is included in accumulated other comprehensive income (loss). Translation adjustments for prior periods have been immaterial.

Comprehensive loss

Comprehensive loss consists of net loss for the period, unrealized hedging transactions and foreign currency translation adjustments.

Recent accounting pronouncements:

The Financial Accounting Standards Board had issued certain accounting pronouncements as of December 31, 2005 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the period from April 24, 2000 to December 31, 2005, and it does not believe that any of those pronouncements will have any significant impact on the Company’s financial statements at the time they become effective.

Note 3—Permits:

Pursuant to an agreement consummated on September 12, 2000, the Company acquired certain permits in the Torngat Fields from Peter Ferderber and S. G. Hawkins, who are key consultants and advisors to the Company, for total consideration of $90,540, of which $40,540 ($60,000 Canadian) represents the amount paid in cash and $50,000 represents the fair value of a total of 2,000,000 shares of the Company’s common stock issued to Messrs. Ferderber and Hawkins. The exchange of shares for the permits was a non-cash transaction that is not reflected in the accompanying statement of cash flows for the period from April 24, 2000 to December 31, 2005.

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

Note 4—Property and equipment:

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of such assets. Expenditures for maintenance and repairs are charged to expense as incurred.

At December 31, 2005, major classes of property and equipment are as follows:

		Estimated
		Useful
	2005	Lives
Drilling equipment	$230,244	5 years
Office furniture and equipment	23,196	5 years
Total	253,440
Less accumulated depreciation	(30,783)

Property and equipment, net	$222,657

Depreciation expense for the years ended December 31, 2005 and 2004 was $27,064 and $2,972, respectively.

Note 5—Notes payable:

In November 2005, the Company and Prospecting Geophysics Ltd. (“PGL”) entered into an agreement whereby the amount due to PGL was converted to a non-interest bearing note payable totaling $1,500,000 (Canadian). The note is secured with the permits identified in Note 3. In connection with the agreement, the Company recorded a gain on the modification of debt of $1,349,623. The Company recorded the note and the unamortized discount of $296,870 using a 12% discount rate. In addition, the Company recorded a net foreign currency translation adjustment of ($168,624). Management believes the carrying amount of the note payable approximated fair value at December 31, 2005. Current maturities of long-term debt for the next five years ending December 31 and thereafter are as follows:

2006	$486,532
2007	205,000
2008	181,762
2009	161,212
2010	—
Thereafter	—

Total	$1,034,506

Note 6—Stockholders’ equity:

Preferred stock

As of December 31, 2005, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. No shares of preferred stock had been issued by the Company as of December 31, 2005.

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

In 2004, the Company issued 15,467,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $1,546,700 for the fair value of the shares.

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

In July 2004, in connection with a private placement of its common stock, the Company issued 1,500,000 shares of its common stock for $150,000. In addition, the Company issued 1,250,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $99,750 for the fair value of the shares. Further, the Company issued 1,250,000 shares of its common stock in connection with the exercise of stock options.

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

In October 2005, the Company issued 6,000,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $210,000 for the fair value of the shares.

In December 2005, in connection with a private placement of its common stock, the Company issued 39,833,657 shares of its common stock for $1,394,178. In addition, the Company issued 27,893,192 shares of its common stock in payment of $890,367 of accounts payable, which approximated the fair value of the shares. Further, the Company issued 24,425,000 shares of its common stock in connection with the exercise of stock options.

The issuances of common stock for services and in payment of accounts payable, 8% demand notes payable and advances to stockholders were non-cash transactions and, accordingly, they are not reflected in the accompanying statements of cash flows for the years ended December 31, 2005 and 2004 and the period from April 24, 2000 (Date of Inception) to December 31, 2005.

Stock Option Plans

2005 Plan

On November 14, 2005, the Company adopted the Diamond Discoveries International Corp. 2005 Stock Incentive Plan (the “2005 Plan”). Under the 2005 Plan, 35,000,000 shares of common stock are reserved for issuance. The purpose of the 2005 Plan is to provide incentives for officers, directors, consultants and key employees to promote the success of the Company, and to enhance the Company’s ability to attract and retain the services of such persons. Options granted under the 2005 Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options. Stock options may be granted under the 2005 Plan for all employees and consultants of the Company, or employees of any present or future subsidiary or parent of the Company. The 2005 Plan is administered by the Board of Directors. The Compensation Committee is empowered to interpret the 2005 Plan and to prescribe, amend and rescind the rules and regulations pertaining to the 2005 Plan. Options granted under the 2005 Plan generally vest over three years. No option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by the optionee. The Compensation Committee may not receive options.

Any incentive stock option that is granted under the 2005 Plan may not be granted at a price less than the fair market value of the Company’s Common Stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the total combined voting power through all classes of stock of the Company or a subsidiary or parent of the Company.) Non-qualified stock options may be granted at the exercise price established by the Compensation Committee, which may be less than the fair market value of the Company’s Common Stock on the date of grant.

Each option granted under the 2005 Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of a holder of more than 10% of the total combined voting power of all classes of stock of the Company or a subsidiary or parent of the Company) and shall lapse upon expiration of such period, or earlier upon termination of the recipient’s employment with the Company, or as determined by the Compensation Committee.

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

In 2003, the Company issued options to acquire 13,875,000 shares of its common stock at a weighted average exercise price of $.04 per share to consultants and other non-employees. The options had an aggregate fair market value of $1,437,000 at the respective dates of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $1,437,000 to record the fair value of the options.

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

In July 2005, the Company issued options to acquire 1,150,000 shares of its common stock at an exercise price of $.01 per share to consultants and other non-employees. The options had an aggregate fair market value of $34,500 at the date of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $34,500 to record the fair value of the options.

In December 2005, the Company issued options to acquire 30,000,000 shares of its common stock at an exercise price of $.01 per share to consultants and other non-employees. The options had an aggregate fair market value of $1,184,000 at the date of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $1,184,000 to record the fair value of the options.

The Company recorded a charge of $889,960 and $529,423 to compensation expense to amortize unearned compensation for the years ended December 31, 2005 and 2004, respectively.

The following assumptions were used to price options granted during the year ended December 31, 2005, all of whose exercise price was less than market at the date of grant: Risk free rate of return, 4%; expected life, 3 years; expected volatility, 300.59%; expected dividends, zero.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the years ended December 31, 2005 and 2004.

	2005		2004
	Shares	Weighed Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding beginning of year	7,675,000	$0.06	3,825,000	$0.11
Options canceled	—	—	—	—
Options exercised	27,625,000	$0.01	31,125,000	$0.01
Options granted	31,150,000	$0.01	34,975,000	$0.01

Options outstanding end year	11,200,000	$0.04	7,675,000	$0.06

Options exercisable end of year	11,200,000	$0.04	7,675,000	$0.06

Options price range, end of year	$0.01 to $0.11		$0.01 to $0.11
Options price range for exercised shares	$0.01 to $0.03		$0.01 to $0.10
Options available for grant at end of year	5,000,000		1,150,000
Weighted average fair value of options granted during the year	$0.04		$0.03
Weighted average exercise price of options granted during the year	$0.01		$0.01

Warrants

In August 2003, in connection with its private placement of common stock, the Company issued warrants to acquire 2,000,000 shares of its common stock at an exercise price of $.075 per share. The warrants expire in August 2006.

In January 2004, in connection with its private placement of common stock, the Company issued warrants to acquire 2,500,000 shares of its common stock at an exercise price of $0.10 per share. The warrants expire in January 2007.

In 2005, in connection with its private placement of common stock, the Company issued warrants to acquire 95,576,849 shares of its common stock at an exercise price of $.035 per share. The warrants expire on various dates during 2008.

Note 7—Income taxes:

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $13,622,000 available to reduce future Federal taxable income which will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, if any, the Company offset the deferred tax assets of approximately $5,449,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2005.

The Company had also offset the potential benefits from net operating loss carryforwards of approximately $4,020,000 and $2,478,000 by equivalent valuation allowances as of December 31, 2004 and 2003. As a result of the increases in the valuation allowance of $1,429,000 for the year ended December 31, 2005, $1,542,000 for the year ended December 31, 2004 and $5,449,000 for the period from April 24, 2000 to December 31, 2005, the Company did not recognize any credits for income taxes in the accompanying statements of operations to offset its pre-tax losses in any of those periods.

Note 8—Lease:

The Company entered into a lease for office space beginning February 1, 2004 and terminating on April 30, 2007. Under the terms of the lease, the Company pays approximately $2,860 Canadian per month. However, the Company was not obligated to pay rent for the period from February 1, 2004 to April 30, 2004. In January 2005, the Company entered into an agreement to sublet the office space for the same rent due under the Company’s lease.

Note 9—Guarantee:

On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200 that was originally scheduled to mature on July 31, 2003. The maturity dates of the promissory note and the guaranty have been extended to April 30, 2006.

Note 10—Internal Controls

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

There was no change in our internal controls over financial reporting during the year ended December 31, 2005 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

The following Table sets forth certain information regarding the executive officers and directors of the Company as of April 14, 2005. All officers and directors are elected for a term of one year and until their successors are elected.

Name	Age	Company Position
Edward C. Williams	45	Chairman/President/CEO/Secretary/Director/CFO
Peter Ferderber	78	Consultant

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to the Company. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that SEC beneficial ownership reporting requirements for fiscal 2005 were met with the following exceptions:

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

A copy of the Code is attached as an exhibit to the Form 10-KSB filed on April 14, 2004.

Item 10. Executive Compensation

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the year ended December 31, 2005, to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the year ended December 31, 2005 (our “named executive officers”):

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation
Name and Position	Year	Salary ($)		Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Awards ($)	Securities Under-lying Options/ SARS (#)	All Other Compen-sation ($)
John Kowalchuk	2005	$19,812
Chief Executive Officer(1)	2004	18,446
	2002	—

Edward C. Williams	2005	$90,000
Chief Executive and Chief Financial Officer	2004	72,500	(2)
	2002	—

(1) Mr. Kowalchuk resigned as Chief Executive Officer in December 2005.
(2) Includes $22,500 accrued but not paid to Mr. Williams at December 31, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The table below shows the number of options to purchase shares of our common stock that were granted to each of our named executive officers during fiscal 2005:

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/share)	Expiration Date
Edward C. Williams

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The table below shows the number of stock options held at the end of or exercised during fiscal 2005 for each of our named executive officers:

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Edward C. Williams	875,000	17,500

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

Other Arrangements.

During the year ended December 31, 2005, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements.

We have not entered into employment agreements with any of our officers or directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group as of April 13, 2006:

Name and Address of Beneficial Owner(1)	Amount and Nature of Ownership		Approximate % of Class(2)
Edward C. Williams Chairman, President, CEO, Secretary, CFO and Director	875,000		*
Directors and Officers as a Group	875,000		*
Teodosio V. Pangia	76,386,526	(3)(4)	23.1%
Epwort Trading Ltd.(5)	63,643,526	(4)	19.2%

* Less than 1%
(1) Unless otherwise indicated, the beneficial owner’s address is the same as the Company’s principal office.
(2) Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.
(3) Includes an aggregate of 8,365,000 shares held TVP Capital Corp., Altea Investments, Ltd., Gata Investments, Ltd., Bekeman Investments, Ltd., SD Investments, Ltd., Baychester Investments Ltd., and Aester Investments Holdings Limited, companies beneficially owned and/or controlled (directly or indirectly) by Mr. Pangia, 4,500,000 shares held by Mr. Pangia and 37,821,763 shares held by Epwort Trading, Ltd., see footnote (7) below.
(4) Includes 25,821,763 shares of common stock that are issuable under warrants.
(5) Teodosio V. Pangia is the sole officer, director and shareholder of Epwort Trading, Ltd.

Equity Compensation Plan Information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,000,000	$0.01	5,000,000

Equity compensation plans not approved by security holders	3,200,000	$0.11	0

Total	11,200,000	$0.04	5,000,000

Stock Option Plans

2005 Plan

On November 14, 2005, the Company adopted the Diamond Discoveries International Corp. 2005 Stock Incentive Plan (the “2005 Plan”). Under the 2005 Plan, 35,000,000 shares of common stock are reserved for issuance. The purpose of the 2005 Plan is to provide incentives for officers, directors, consultants and key employees to promote the success of the Company, and to enhance the Company’s ability to attract and retain the services of such persons. Options granted under the 2005 Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986; or (ii) non-qualified stock options. Stock options may be granted under the 2005 Plan for all employees and consultants of the Company, or employees of any present or future subsidiary or parent of the Company. The 2005 Plan is administered by the Board of Directors. The Compensation Committee is empowered to interpret the 2005 Plan and to prescribe, amend and rescind the rules and regulations pertaining to the 2005 Plan. Options granted under the 2005 Plan generally vest over three years. No option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by the optionee. The Compensation Committee may not receive options.

Any incentive stock option that is granted under the 2005 Plan may not be granted at a price less than the fair market value of the Company’s Common Stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the total combined voting power through all classes of stock of the Company or a subsidiary or parent of the Company.) Non-qualified stock options may be granted at the exercise price established by the Compensation Committee, which may be less than the fair market value of the Company’s Common Stock on the date of grant.

Each option granted under the 2005 Plan is exercisable for a period not to exceed ten years from the date of grant (or five years in the case of a holder of more than 10% of the total combined voting power of all classes of stock of the Company or a subsidiary or parent of the Company) and shall lapse upon expiration of such period, or earlier upon termination of the recipient’s employment with the Company, or as determined by the Compensation Committee.

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

The Company’s Board of Directors may at any time, and from time to time, amend, terminate, or suspend one or more of the Plan in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted, unless the Award recipient consents to such changes in writing. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the participation eligibility requirements for the 2005 Plan and 2004 Plan, to the extent they require approval in order to satisfy the Internal Revenue Code requirements; make other modifications requiring stockholder approval to satisfy the Internal Revenue Code requirements, increase the total number of shares of common stock which may be issued pursuant to the 2005 Plan and 2004 Plan, except in the case of a reclassification of the Company’s capital stock or a consolidation or merger of the Company.

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

We entered into a Prospecting and Survey Agreement with Prospecting Geophysics Ltd. dated November 20, 2000, whereby Prospecting Geophysics Ltd. will act as the project manager for the Company’s mineral exploration operations. Peter Ferderber is the President of Prospecting Geophysics Ltd. Under the agreement, we are to pay for Mr. Ferderber’s services at a rate of $500 per day, on days that he personally attends the properties, in addition to reimbursing all expenses incurred by Prospecting Geophysics on behalf of the Company. Mr. Ferderber anticipates attending the properties approximately five to seven days every month. Prospecting Geophysics is required under the agreement to conduct prospecting and surveying activities on our behalf. The agreement has a term of eighteen (18) months with automatic renewal unless either party gives 30 days’ notice of its intent to terminate. During the years ended December 31, 2005 and 2004 and the periods from April 24, 2000 (date of inception) to December 31, 2005, we incurred exploration costs by Prospecting Geophysics Ltd. of $0 Canadian, $277,039 Canadian and $3,992,022Canadian, respectively. In addition, the Company owed Prospecting Geophysics Ltd. $1,500,000 Canadian at December 31, 2005.

Item 13. Exhibits and Reports on Form 8-K.

There were no Current Reports on Form 8-K filed by the Registrant during the fourth quarter of the calendar year ended December 31, 2005.

Exhibit Number	Description of Document
3.1	Articles of Incorporation as filed on April 24, 2000(1)
3.2	Bylaws of Diamond Discoveries International Corp.(1)
10.1	Acquisition Agreement dated September 12, 2000 between the Company and Peter Ferderber, Stanley Hawkins and Tandem Resources Ltd.(2)
10.2	Prospecting and Survey Agreement between Prospecting Geophysics Ltd and the Company dated August 14, 2000.(1)
10.3	Transfer of Mining Rights between Peter Ferderber and the Company dated June 20, 2000.(1)
10.4	Option Agreement between Diamond Discoveries International Corp. and Tandem Resources Ltd. dated September 12, 2000.(2)
10.5	Revised Prospecting and Survey Agreement between Prospecting Geophysics Ltd. and the Company dated November 20, 2000.(2)
14	Code of Ethics for the Chief Executive Officer and Chief Financial Officer(3)
31.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Title opinion of Lavery, de Billy L.L.P. on the Mining Exploration Permits.(1)

(1) Previously filed on September 21, 2000 as part of the Company’s Registration Statement on Form 10-SB, File No. 0-31585.
(2) Previously filed on December 1, 2000 as part of the Company’s Amended Registration Statement on Form 10-SB, File No. 0-31585.
(3) Previously filed on April 14, 2004 as an exhibit to Form 10-KSB.

Item 14. Principal Accountant Fees and Services

During 2005 and 2004, the Company incurred the following fees for professional services rendered by the principal accountant:

	2005	2004
Fees for audit services	$28,206	$29,017
Fees for audit-related services	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

The Audit Committee pre-approves all audit and non-audit services to be performed by the Company’s independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

By:	/s/ Edward C. Williams
Edward C. Williams,
CEO

Dated: April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Edward C. Williams
Edward C. Williams,
Chairman, President, CEO, Secretary, Treasure, Director and Principal Accounting Officer

Dated: April 17, 2006

APPENDIX A