Form 10QSB
period 2006-03-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2006-05-22
CIK 1123836

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

(416) 527-0617
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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of Registrant’s common stock, as of May 9, 2006 is 305,216,830.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006
(Unaudited)

ASSETS

Current assets:
Cash	$11,118
Other current assets	32,606
43,724

Property and equipment, net	209,726

Total	$253,450

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
Notes payable - current portion	$493,902
8% Demand notes payable	8,562
Accounts payable	130,233
Advances from stockholders	68,500
Total current liabilities	701,197

Notes payable, long-term	562,011

Total liabilities	1,263,208

Stockholders’ deficit:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 305,216,830 shares issued and outstanding	305,217
Additional paid-in capital	16,249,041
Deficit accumulated during the exploration stage	(14,886,279)
Accumulated other comprehensive income (loss)	(646,352)
Unearned compensation	(2,031,385)
Total stockholders’ deficit	(1,009,758)

Total	$253,450

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND PERIOD
FROM APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2006
(Unaudited)

	Three Months Ended March 31,
	2006	2005	Cumulative

Revenues	$—	$—	$—

Operating expenses:
Exploration costs	12,020	29,631	3,609,338
Reimbursements of exploration costs	—	—	(1,146,679)
Exploration costs, net of reimbursements	12,020	29,631	2,462,659
General and administrative expenses	1,874,597	419,631	12,903,577
Totals	1,886,617	449,262	15,366,236

Operating loss	(1,886,617)	(449,262)	(15,366,236)

Other income (expenses)
Gain on modification of debt	—	—	1,349,623
Interest expense	(21,408)	(75,979)	(869,666)

Net loss	$(1,908,025)	$(525,421)	$(14,886,279)

Basic net loss per common share	$(0.01)	$—

Basic weighted average common shares Outstanding	290,522,386	109,322,679

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2006 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO MARCH 31, 2006

						Deficit	Accumulated
						Accumulated	other
					Additional	during the	comprehensive	Subscriptions
	Preferred stock		Common stock		paid-in	exploration	income	receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,419,547)	—	—	—	—	(3,419,547)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,571,238)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	—	247,616,830	247,617	14,658,141	(12,978,254)	(643,860)	—	—	(2,205,373)	(921 ,729)
Issuance of shares as payment for services	—	—	46,000,000	46,000	1,334,000	—	—	—	—	—	1,380,000
Proceeds from issuance of common stock	—	—	100,000	100	3,400	—	—	—	—	—	3,500
Issuance of stock options	—	—	—	—	150,000	—	—	—	—	(150,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	11,500,000	11,500	103,500	—	—	—	—	—	115,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	323,988	323,988
Net loss	—	—	—	—	—	(1,908,025)	—	—	—	—	(1,908,025)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,492)	—	—	—	(2,492)
Total comprehensive loss ($1,910,517)	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2006	—	$—	305,216,830	$305,217	$16,249,041	$(14,886,279)	$(646,352)	—	$—	$(2,031,385)	$(1,009,758)

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2006
(Unaudited)

	Three Months Ended March 31,
	2006	2005	Cumulative

Operating activities:
Net loss	$(1,908,025)	$(525,241)	$(14,886,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	1,380,000	—	4,605,250
Amortization of unearned compensation	323,988	211,612	1,913,115
Amortization of discount on note payable	21,408	—	21,408
Forgiveness of stock subscription	—	—	361,295
Gain on modification of debt	—	—	(1,349,623)
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Depreciation	12,931	1,180	42,967
Changes in operating assets and liabilities -
Other current assets	8,892	—	(32,606)
Accounts payable	7,566	75,324	2,816,433
Accrued expenses	—	19,922	—
Net cash used in operating activities	(153,240)	(217,203)	(6,458,040)

Investing activities - net cash used for additions to furniture and fixtures	—	—	(252,693)

Financing activities:
Advances from stockholders, net	1,000	42,776	1,526,367
Proceeds from issuance of notes payable, net of payments	8,561	(25,116)	190,269
Proceeds from issuance of common stock	118,500	26,000	5,005,215
Net cash provided by financing activities	128,061	43,660	6,721,851

Net increase (decrease) in cash	(25,179)	(173,543)	11,118

Cash, beginning of period	36,297	173,974	—

Cash, end of period	$11,118	$431	$11,118

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2006, its results of operations for the three months ended March 31, 2006 and 2005, its changes in stockholders’ deficit for the three months ended March 31, 2006, its cash flows for the three months ended March 31, 2006 and 2005 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to March 31, 2006. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2005 and for the periods ended December 31, 2005 and 2004 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2005 that was previously filed with the SEC.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

As further explained in Note 3 in the Audited Financial Statements, the Company acquired its mineral permits for property in the “Torngat Fields” located in the Province of Quebec, Canada. The Company intends to develop the permits from early stage exploration through completion of the exploration phase. Prior to any further exploration decisions, a mineral deposit must be appropriately assessed. Gathering this data usually takes several years. Once the appropriate data has been gathered, management will determine whether and how to proceed. The Company has discovered tiny diamonds in samples taken from the property and has contracted with Watts, Griffis & McOuat (“WGM”) and Prospecting Geophysics Ltd. (“PGL”) to conduct surveys and exploration at the property to begin to enable it to determine whether it can extract and produce diamonds from this kimberlite.

Other than contracting with WGM and PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of March 31, 2006. Accordingly, it is considered an “exploration stage company” for accounting purposes. In addition to exploration costs, the Company incurs general and administrative expenses which consist primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital and a stockholders’ deficit of approximately $1,010,000 as of March 31, 2006. Management believes that the Company will not generate any revenues during the twelve month period subsequent to March 31, 2006 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Since its inception, the Company has received total consideration of $6,721,851 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock. Management believes that the Company will still need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to March 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least March 31, 2007 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

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

Since the Company had a net loss for the three months ended March 31, 2006 and 2005, the assumed effects of the exercise of the warrants to purchase 100,076,849 shares of common stock that were issued in 2005, 2004 and 2003 and the application of the treasury stock method would have been anti-dilutive. Therefore, there is no diluted per share amounts in the 2006 and 2005 statements of operations.

Note 3 - Refundable tax credit:

The Company is eligible for a refundable tax credit given by the Province of Quebec to encourage mineral exploration in the province. Eligible expenses include exploration expenses within Quebec.

The Company files a tax return claiming the refundable tax credit. However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit. Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment. During the three months ended March 31, 2006 and 2005, the Company did not receive any refunds under the program.

Note 4 - Property and equipment:

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of such assets. Expenditures for maintenance and repairs are charged to expense as incurred.

At March 31, 2006, major classes of property and equipment are as follows:

		Estimated
		Useful
	2005	Lives
Drilling equipment	$230,011	5 years
Office furniture and equipment	23,097	5 years
Total	253,108
Less accumulated depreciation	(43,382)

Property and equipment, net	$209,726

Depreciation expense for the three months ended March 31, 2006 and 2005 was $12,931 and $1,180, respectively.

Note 5 - Notes payable:

In November 2005, the Company and Prospecting Geophysics Ltd. (“PGL”) entered into an agreement whereby the amount due to PGL was converted to a non-interest bearing note payable totaling $1,500,000 (Canadian). The note is secured with the permits identified in Note 3 in the Audited Financial Statements. In connection with the agreement, the Company recorded a gain on the modification of debt of $1,349,623. The Company recorded the note and the unamortized discount of $296,870 using a 12% discount rate. In addition, the Company recorded a net foreign currency translation adjustment of $(168,624). Management believes the carrying amount of the note payable approximated fair value at March 31, 2006. Current maturities of long-term debt for the next five years ending March 31 and thereafter are as follows:

2006	$493,902
2007	210,251
2008	186,418
2009	165,342
2010	—

Thereafter	—

Total	$1,055,913

The Company recorded a charge of $21,408 and $— to interest expense to amortize the discount on the note payable for the three months ended March 31, 2006 and 2005, respectively.

Note 6 - Advances from stockholders:

Advances from stockholders of $68,500 at March 31, 2006 were non-interest bearing and due on demand.

Note 7 - Income taxes:

As of March 31, 2006, the Company had net operating loss carryforwards of approximately $15,533,000 available to reduce future Federal taxable income which will expire through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $6,213,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2006.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2005. As a result of the increases in the valuation allowance of approximately $764,000 and $236,000 in the three months ended March 31, 2006 and 2005, respectively, and $6,213,000 in the period from April 24, 2000 to March 30, 2006, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Note 8 - Stockholders’ deficit:

Common Stock

In January 2006, the Company issued 11,500,000 shares of its common stock in connection with the exercise of stock options. In addition, in connection with a private placement of its common stock, the Company issued 100,000 shares of its common stock for $3,500. Finally, the Company issued 46,000,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $1,380,000 which approximated the fair value of the shares.

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

In January 2006, the Company issued options to acquire 5,000,000 shares of its common stock at an exercise price of $.01 per share to consultants and other non-employees. The options had an aggregate fair market value of $150,000 at the date of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $150,000 to record the fair value of the options.

The Company recorded a charge of $323,988 and $211,612 to compensation expense to amortize unearned compensation for the three months ended March 31, 2006 and 2005, respectively.

The following assumptions were used to price options granted during the three months ended March 31, 2006, all of whose exercise price was less than market at the date of grant: Risk free rate of return, 4%; expected life, 3 years; expected volatility, 300.59%; expected dividends, zero.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the three months ended March 31, 2006 and 2005.

	2006		2005
	Shares	Weighed Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding beginning of period	11,200,000	$0.06	7,675,000	$0.06
Options canceled	—	—	—	—
Options exercised	(11,500,000)	$0.01	(2,600,000)	$0.01
Options granted	5,000,000	$0.01	—	$—

Options outstanding end of period	4,700,000	$0.08	5,075,000	$0.06

Options exercisable end of period	4,700,000	$0.04	5,075,000	$0.06

Options price range, end of period	$0.01 to $0.11		$0.10 to $0.11
Options price range for exercised shares	$0.01		$0.01
Options available for grant at end of period	—		1,150,000
Weighted average fair value of options granted during the period	$0.03		$—
Weighted average exercise price of options granted during the period	$0.01		$—

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

Note 9 - Guarantee:

On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200 that was originally scheduled to mature on July 31, 2003. The maturity dates of the promissory note and the guaranty have been extended to April 30, 2007.

Note 10 - Internal Controls:

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

* * *

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. The following discussion regarding us and our business and operations contains forward-looking statements. Such statements consist of any statement other than a recitation of historical fact, and can be identified by the use of such forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon, or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

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

Going Concern

In connection with their report on our financial statements as of December 31, 2005, Rodefer Moss & Co, PLLC, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We cannot continue our exploration efforts until we have raised sufficient capital. We also need capital to fund overhead and administrative costs. For the three months ended March 31, 2006 and 2005 and the period from April 24, 2000 (date of inception) to March 31, 2006, we incurred $12,020, $29,631, and $2,462,659 in exploration costs, net of reimbursements, and $1,874,597, $419,631, and $12,903,577 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $1,908,000 or $(.01) per share based on 290,522,386 weighted average shares outstanding for the three months ended March 31, 2006 compared to a net loss of approximately $525,000 or $— per share based on 109,322,679 weighted average shares outstanding for the three months ended March 31, 2005.

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

Cash Flow and Capital Resources

Through March 31, 2006, we have relied on the total consideration of $6,721,851 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock to support our limited operations. As of March 31, 2006, we had cash of $11,118.

We plan to seek additional equity or debt financing of up to $1,500,000 which we plan to use for the next phase of our exploration program to be conducted through March 31, 2007, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

In January 2006, the Company issued 11,500,000 shares of its common stock in connection with the exercise of stock options. In addition, in connection with a private placement of its common stock, the Company issued 100,000 shares of its common stock for $3,500. Finally, the Company issued 46,000,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $1,380,000 which approximated the fair value of the shares.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
31.1	Certification by the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Edward C. Williams
Edward C. Williams, Chairman, President, CEO, Secretary, Treasurer, Director and Principal Accounting Officer

Dated: May 10, 2006