Form 10QSB
period 2006-06-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2006-08-21
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For 1934 for the transition period from _____________ to _____________ .

Commission file number 000-31585

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	06-1579927
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 Jevlan Drive, Suite 1
Woodbridge, Ontario, Canada L4L 8G3
(Address of principal executive offices)

(416) 527-0617
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

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

The number of shares outstanding of Registrant’s common stock, as of August 18, 2006 is 305,216,830.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash	$2,869
Other current assets	34,119
36,988

Property and equipment, net	186,012
Other assets	34,044

Total	$257,044

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
Notes payable - current portion	$524,355
Demand notes payable	65,415
Accounts payable	187,158
Advances from stockholders	68,000
Total current liabilities	844,928

Notes payable, long-term	605,950

Total liabilities	1,450,878

Stockholders’ deficit:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 305,216,830 shares issued and outstanding	305,217
Additional paid-in capital	16,249,041
Deficit accumulated during the exploration stage	(15,338,604)
Accumulated other comprehensive income (loss)	(700,641)
Unearned compensation	(1,708,847)
Total stockholders’ deficit	(1,193,834)

Total	$257,044

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005 AND PERIOD
FROM APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2006
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005	Cumulative

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Exploration costs	61,573	62,602	49,553	32,971	3,658,891
Reimbursements of exploration costs	—	—	—	—	(1,146,679)
Exploration costs, net of reimbursements	61,573	62,602	49,553	32,971	2,512,212
General and administrative expenses	2,253,106	815,143	378,509	395,512	13,282,086
Totals	2,314,679	877,745	428,062	428,483	15,794,298

Operating loss	(2,314,679)	(877,745)	(428,062)	(428,483)	(15,794,298)

Other income (expenses)
Gain on modification of debt	—	—	—	—	1,349,623
Interest expense	(45,671)	(153,416)	(24,263)	(77,437)	(893,929)

Net loss	$(2,360,350)	$(1,031,161)	$(452,325)	$(505,290)	$(15,338,604)

Basic net loss per common share	$(.01)	$(.01)	$—	$(.01)

Basic weighted average common shares Outstanding	297,910,200	109,526,018	305,216,830	109,727,123

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
SIX MONTHS ENDED JUNE 30, 2006 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO JUNE 30, 2006

	Preferred stock		Common stock		Additional paid-in	Deficit Accumulated during the exploration	Accumulated other comprehensive income	Subscriptions receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,419,547)	—	—	—	—	(3,419,547)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,571,238)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	—	247,616,830	247,617	14,658,141	(12,978,254)	(643,860)	—	—	(2,205,373)	(921 ,729)
Issuance of shares as payment for services	—	—	46,000,000	46,000	1,334,000	—	—	—	—	—	1,380,000
Proceeds from issuance of common stock	—	—	100,000	100	3,400	—	—	—	—	—	3,500
Issuance of stock options	—	—	—	—	150,000	—	—	—	—	(150,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	11,500,000	11,500	103,500	—	—	—	—	—	115,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	646,526	646,526
Net loss	—	—	—	—	—	(2,360,350)	—	—	—	—	(2,360,350)
Foreign currency translation adjustment	—	—	—	—	—	—	(56,781)	—	—	—	(56,781)
Total comprehensive loss ($2,417,131)	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2006	—	$—	305,216,830	$305,217	$16,249,041	$(15,338,604)	$(700,641)	—	$—	$(1,708,847)	$(1,193,834)

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2006
(Unaudited)

	Six Months Ended June 30,
	2006	2005	Cumulative

Operating activities:
Net loss	$(2,360,350)	$(1,031,161)	$(15,338,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	1,380,000	425,574	4,605,250
Amortization of unearned compensation	646,526	—	2,235,653
Amortization of discount on note payable	45,671	—	45,671
Forgiveness of stock subscription	—	—	361,295
Gain on modification of debt	—	—	(1,349,623)
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Loss on disposal of property and equipment	4,147	—	4,147
Depreciation	24,722	2,087	54,758
Changes in operating assets and liabilities -
Other assets	(26,665)	—	(68,163)
Accounts payable	58,106	165,463	2,866,973
Accrued expenses	—	143,796	—
Net cash used in operating activities	(227,843)	(294,241)	(6,532,643)

Investing activities:
Purchases of property and equipment	—	(611)	(252,693)
Proceeds from sale of property and equipment	10,000	—	10,000
Net cash used in investing activities	10,000	(611)	(242,693)

Financing activities:
Advances from stockholders, net	500	100,644	1,525,867
Proceeds from issuance of notes payable, net of payments	65,415	(5,435)	247,123
Proceeds from issuance of common stock	118,500	26,000	5,005,215
Net cash provided by financing activities	184,415	121,209	6,778,205

Net increase (decrease) in cash	(33,428)	(173,643)	2,869

Cash, beginning of period	36,297	173,974	—

Cash, end of period	$2,869	$331	$2,869

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2006, its results of operations for the six and three months ended June 30, 2006 and 2005, its changes in stockholders’ deficit for the six months ended June 30, 2006, its cash flows for the six months ended June 30, 2006 and 2005 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to June 30, 2006. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2005 and for the periods ended December 31, 2005 and 2004 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2005 that was previously filed with the SEC.

The results of operations for the six and three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Other than contracting with WGM and PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of June 30, 2006. Accordingly, it is considered an “exploration stage company” for accounting purposes. In addition to exploration costs, the Company incurs general and administrative expenses which consist primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital deficit of approximately $808,000 and a stockholders’ deficit of approximately $1,194,000 as of June 30, 2006. Management believes that the Company will not generate any revenues during the twelve month period subsequent to June 30, 2006 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Since its inception, the Company has received total consideration of $6,778,205 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock. Management believes that the Company will still need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to June 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least June 30, 2007 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Since the Company had a net loss for the six and three months ended June 30, 2006 and 2005, the assumed effects of the exercise of the warrants to purchase 100,076,849 shares of common stock that were issued in 2005, 2004 and 2003 and the application of the treasury stock method would have been anti-dilutive. Therefore, there is no diluted per share amounts in the 2006 and 2005 statements of operations.

Note 3 - Refundable tax credit:

The Company is eligible for a refundable tax credit given by the Province of Quebec to encourage mineral exploration in the province. Eligible expenses include exploration expenses within Quebec.

The Company files a tax return claiming the refundable tax credit. However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit. Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment. During the six and three months ended June 30, 2006 and 2005, the Company did not receive any refunds under the program.

Note 4 - Property and equipment:

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of such assets. Expenditures for maintenance and repairs are charged to expense as incurred.

At June 30, 2006, major classes of property and equipment are as follows:

	2005	Estimated Useful Lives
Drilling equipment	$232,515	5 years
Less accumulated depreciation	(46,503)

Property and equipment, net	$186,012

Depreciation expense for the six and three months ended June 30, 2006 was $24,722 and $11,791, and for the six and three months ended June 30, 2005 was $2,087 and $907, respectively.

Note 5 - Notes payable:

In November 2005, the Company and Prospecting Geophysics Ltd. (“PGL”) entered into an agreement whereby the amount due to PGL was converted to a non-interest bearing note payable totaling $1,500,000 (Canadian). The note is secured with the permits identified in Note 3 in the Audited Financial Statements. In connection with the agreement, the Company recorded a gain on the modification of debt of $1,349,623. The Company recorded the note and the unamortized discount of $296,870 using a 12% discount rate. In addition, the Company recorded a net foreign currency translation adjustment of $(168,624). Management believes the carrying amount of the note payable approximated fair value at June 30, 2006. Current maturities of long-term debt for the next five years ending June 30 and thereafter are as follows:

2006	$524,355
2007	226,689
2008	200,993
2009	178,268
2010	—
Thereafter	—

Total	$1,130,305

The Company recorded a charge of $45,671 and $24,263 to interest expense to amortize the discount on the note payable for the six and three months ended June 30, 2006 and $— and $— for the six and three months ended June 30, 2005, respectively.

Note 6 - Advances from stockholders:

Advances from stockholders of $68,000 at June 30, 2006 were non-interest bearing and due on demand.

Note 7 - Income taxes:

As of June 30, 2006, the Company had net operating loss carryforwards of approximately $16,039,000 available to reduce future Federal taxable income which will expire through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $6,416,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2006.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2005. As a result of the increases in the valuation allowance of approximately $967,000 and $203,000 in the six and three months ended June 30, 2006, $425,000 and $189,000 for the six and three months ended June 30, 2005, respectively, and $6,416,000 in the period from April 24, 2000 to June 30, 2006, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

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

The Company recorded a charge of $646,526 and $322,538 to compensation expense to amortize unearned compensation for the six and three months ended June 30, 2006, $425,574 and $213,962 to compensation expense to amortize unearned compensation for the six and three months ended June 30, 2005, respectively.

The following assumptions were used to price options granted during the three months ended June 30, 2006, all of whose exercise price was less than market at the date of grant: Risk free rate of return, 4%; expected life, 3 years; expected volatility, 300.59%; expected dividends, zero.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the six months ended June 30, 2006 and 2005.

	2006		2005
	Shares	Weighed Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding beginning of period	11,200,000	$0.06	7,675,000	$0.06
Options canceled	(1,525,000)	0.11	—	—
Options exercised	(11,500,000)	$0.01	(2,600,000)	$0.01
Options granted	5,000,000	$0.01	—	$—

Options outstanding end of period	3,175,000	$0.06	5,075,000	$0.08

Options exercisable end of period	3,175,000	$0.06	5,075,000	$0.08

Options price range, end of period	$0.01 to $0.11		$0.10 to $0.11
Options price range for exercised shares	$0.01		$0.01
Options available for grant at end of period	—		1,150,000
Weighted average fair value of options granted during the period	$0.03		$—
Weighted average exercise price of options granted during the period	$0.01		$—

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

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We cannot continue our exploration efforts until we have raised sufficient capital. We also need capital to fund overhead and administrative costs. For the six and three months ended June 30, 2006 and 2005 and the period from April 24, 2000 (date of inception) to June 30, 2006, we incurred $61,573, $49,553, $62,602, $32,971, and $2,512,212 in exploration costs, net of reimbursements, and $2,253,106, $378,509, $815,143, $395,512, and $13,282,086 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $2,360,000 or $(.01) per share based on 297,910,200 weighted average shares outstanding for the six months ended June 30, 2006 and a net loss of approximately $452,000 or $— per share based on 305,216,830 weighted average shares outstanding for the three months ended June 30, 2006 compared to a net loss of approximately $1,031,000 or $(.01) per share based on 109,526,018 weighted average shares outstanding for the six months ended June 30, 2005 and a net loss of approximately $525,000 or $(.01) per share based on 109,727,123 weighted average shares outstanding for the six months ended June 30, 2005.

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

Cash Flow and Capital Resources

Through June 30, 2006, we have relied on the total consideration of $6,778,205 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock to support our limited operations. As of June 30, 2006, we had cash of $2,869.

We plan to seek additional equity or debt financing of up to $1,500,000 which we plan to use for the next phase of our exploration program to be conducted through September 30, 2007, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

In August 2005, the field exploration commenced with a crew of 12. The crew completed drilling of 2 of the targets identified by PGW. In addition, the crew collected 38 alluvial and rock chip samples from prospective dykes and drainages adjacent to the airborne anomalies and completed ground magnetic surveys covering 20 of the airborne anomalies. The alluvial and rock chip samples along with selected core samples were sent to Saskatchewan Research Council Geoanalytical Laboratory (“SRC”) for processing. The results of the sample processing will be available in a few months. Exploration of the Torngat property has been suspended for the winter months due to inclement weather. WGM continues to analyze and compile all the available geophysical, geological and geochemical data. On October 18th, the Company was informed by WGM that all five objectives of the 2005 field program were achieved. While further field exploration of the Torngat property is not expected to resume in 2006, the Company is currently evaluating a potential opportunity for a joint venture on property located in Quebec.

After consulting with WGM, we estimate that it will require approximately $1,500,000 to conduct any further exploration program through September 30, 2007. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision. We plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

We employ one individual on a part time basis, who is an executive officer. We do not expect any significant changes in the number of employees within the next twelve months.

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

Dated: August 21, 2006