Form 10QSB
period 2006-09-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2006-11-20
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For 1934 for the transition period from ______________ to ______________ .

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of Registrant’s common stock, as of November 17, 2006 is 305,216,830.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS

Current assets:
Other current assets	$34,073

Property and equipment, net	174,329
Other assets	33,998

Total	$242,400

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
Bank overdraft	$1,850
Notes payable - current portion	531,488
8% Demand notes payable	65,328
Accounts payable	174,387
Advances from stockholders	83,952
Total current liabilities	857,005

Notes payable, long-term	623,717

Total liabilities	1,480,722

Stockholders’ deficit:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 305,216,830 shares issued and outstanding	305,217
Additional paid-in capital	16,249,041
Deficit accumulated during the exploration stage	(15,653,387)
Accumulated other comprehensive income (loss)	(700,401)
Unearned compensation	(1,438,792)
Total stockholders’ deficit	(1,238,322)

Total	$242,400

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND PERIOD
FROM APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	Cumulative

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Exploration costs	61,819	370,319	246	307,717	3,659,137
Reimbursements of exploration costs	—	—	—	—	(1,146,679)
Exploration costs, net of reimbursements	61,819	370,319	246	307,717	2,512,458
General and administrative expenses	2,542,743	1,492,149	289,637	677,006	13,571,723
Totals	2,604,562	1,862,468	289,883	984,723	16,084,181

Operating loss	(2,604,562)	(1,862,468)	(289,883)	(984,723)	(16,084,181)

Other income (expenses)
Gain on modification of debt	—	—	—	—	1,349,623
Interest expense	70,571	(236,652)	24,900	(83,236)	(918,829)

Net loss	$(2,675,133)	$(2,099,120)	$(314,783)	$(1,067,959)	$(15,653,387)

Basic net loss per common share	$(.01)	$(.02)	$—	$(.01)

Basic weighted average common shares Outstanding	300,372,508	120,084,321	305,216,830	140,856,635

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO SEPTEMBER 30, 2006

	Preferred stock		Common stock		Additional paid-in	Deficit Accumu-lated during the exploration	Accumu- lated other comprehensive income	Subscriptions receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,419,547)	—	—	—	—	(3,419,547)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,571,238)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	—	247,616,830	247,617	14,658,141	(12,978,254)	(643,860)	—	—	(2,205,373)	(921 ,729)
Issuance of shares as payment for services	—	—	46,000,000	46,000	1,334,000	—	—	—	—	—	1,380,000
Proceeds from issuance of common stock	—	—	100,000	100	3,400	—	—	—	—	—	3,500
Issuance of stock options	—	—	—	—	150,000	—	—	—	—	(150,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	11,500,000	11,500	103,500	—	—	—	—	—	115,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	916,581	916,581
Net loss	—	—	—	—	—	(2,675,133)	—	—	—	—	(2,675,133)
Foreign currency translation adjustment	—	—	—	—	—	—	(56,541)	—	—	—	(56,541)
Total comprehensive loss ($2,731,674)	—	—	—	—	—	—	—	—	—	—	—
Balance, Sept. 30, 2006	—	$—	305,216,830	$305,217	$16,249,041	$(15,653,387)	$(700,401)	—	$—	$(1,438,792)	$(1,238,322)

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006
(Unaudited)

	Nine Months Ended September 30,
	2006	2005	Cumulative
Operating activities:
Net loss	$(2,675,133)	$(2,099,120)	$(15,653,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	1,380,000	—	4,605,250
Amortization of unearned compensation	916,581	644,312	2,505,708
Amortization of discount on note payable	70,571	—	70,571
Forgiveness of stock subscription	—	—	361,295
Gain on modification of debt	—	—	(1,349,623)
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Loss on disposal of property and equipment	4,147	—	4,147
Depreciation	35,741	11,963	65,777
Changes in operating assets and liabilities -
Other assets	(26,573)	—	(68,071)
Accounts payable	46,152	577,109	2,855,059
Accrued expenses	—	308,557	—
Net cash used in operating activities	(248,514)	(557,179)	(6,553,274)

Investing activities:
Purchases of property and equipment	—	(231,736)	(252,733)
Proceeds from sale of property and equipment	10,000	—	10,000
Net cash provided by (used in) investing activities	10,000	(231,736)	(242,733)

Financing activities:
Advances from stockholders, net	16,452	138,945	1,541,819
Proceeds from issuance of notes payable, net of payments	65,415	15,885	247,123
Proceeds from issuance of common stock	118,500	476,250	5,005,215
Net cash provided by financing activities	200,367	631,080	6,794,157

Net decrease in cash	(38,147)	(157,835)	(1,850)

Cash, beginning of period	36,297	173,974	—

Cash, end of period	$(1,850)	$16,139	$(1,850)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2006, its results of operations for the nine and three months ended September 30, 2006 and 2005, its changes in stockholders’ deficit for the nine months ended September 30, 2006, its cash flows for the nine months ended September 30, 2006 and 2005 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to September 30, 2006. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2005 and for the periods ended December 31, 2005 and 2004 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2005 that was previously filed with the SEC.

The results of operations for the nine and three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Other than contracting with WGM and PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of September 30, 2006. Accordingly, it is considered an “exploration stage company” for accounting purposes. In addition to exploration costs, the Company incurs general and administrative expenses which consist primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital deficit of approximately $823,000 and a stockholders’ deficit of approximately $1,238,000 as of September 30, 2006. Management believes that the Company will not generate any revenues during the twelve month period subsequent to September 30, 2006 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Since its inception, the Company has received total consideration of $6,794,157 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock. Management believes that the Company will still need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to September 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least September 30, 2007 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Since the Company had a net loss for the three and nine months ended September 30, 2006 and 2005, the assumed effects of the exercise of the warrants to purchase 98,076,849 shares of common stock that were issued in 2005, 2004 and 2003 and the application of the treasury stock method would have been anti-dilutive. Therefore, there is no diluted per share amounts in the 2006 and 2005 statements of operations.

Note 3 - Refundable tax credit:

The Company is eligible for a refundable tax credit given by the Province of Quebec to encourage mineral exploration in the province. Eligible expenses include exploration expenses within Quebec.

The Company files a tax return claiming the refundable tax credit. However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit. Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment. During the three and nine months ended September 30, 2006 and 2005, the Company did not receive any refunds under the program.

Note 4 - Property and equipment:

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of such assets. Expenditures for maintenance and repairs are charged to expense as incurred.

At September 30, 2006, major classes of property and equipment are as follows:

		Estimated
		Useful
	2006	Lives
Drilling equipment	$232,439	5 years
Less accumulated depreciation	(58,110)

Property and equipment, net	$174,329

Depreciation expense for the nine and three months ended September 30, 2006 was $35,741 and $11,019, respectively, and for the nine and three months ended September 30, 2005 was $11,963 and $9,876, respectively.

Note 5 - Notes payable:

In November 2005, the Company and Prospecting Geophysics Ltd. (“PGL”) entered into an agreement whereby the amount due to PGL was converted to a non-interest bearing note payable totaling $1,500,000 (Canadian). The note is secured with the permits identified in Note 3 in the Audited Financial Statements. In connection with the agreement, the Company recorded a gain on the modification of debt of $1,349,623. The Company recorded the note and the unamortized discount of $296,870 using a 12% discount rate. In addition, the Company recorded a net foreign currency translation adjustment of $(168,624). Management believes the carrying amount of the note payable approximated fair value at September 30, 2006. Current maturities of long-term debt for the next five years ending September 30 and thereafter are as follows:

2006	$531,488
2007	233,336
2008	206,886
2009	183,495
2010	—
Thereafter	—

Total	$1,155,205

The Company recorded a charge of $70,571 and $24,900 to interest expense to amortize the discount on the note payable for the nine and three months ended September 30, 2006 and $— and $— for the nine and three months ended September 30, 2005, respectively.

Note 6 - Advances from stockholders:

Advances from stockholders of $83,952 at September 30, 2006 were non-interest bearing and due on demand.

Note 7 - Income taxes:

As of September 30, 2006, the Company had net operating loss carryforwards of approximately $16,354,000 available to reduce future Federal taxable income which will expire through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $6,542,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2006.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2005. As a result of the increases in the valuation allowance of approximately $1,093,000 and $126,000 in the nine and three months ended September 30, 2006 and $902,000 and $477,000 in the nine and three months ended September 30, 2005, respectively, and $6,542,000 in the period from April 24, 2000 to September 30, 2006, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

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

The Company recorded a charge of $916,581 and $270,055 to compensation expense to amortize unearned compensation for the nine and three months ended September 30, 2006 and $644,312 and $218,738 to compensation expense to amortize unearned compensation for the nine and three months ended September 30, 2005, respectively.

The following assumptions were used to price options granted during the three months ended September 30, 2006, all of whose exercise price was less than market at the date of grant: Risk free rate of return, 4%; expected life, 3 years; expected volatility, 300.59%; expected dividends, zero.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the nine months ended September 30, 2006 and 2005.

	2006		2005
	Shares	Weighed Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding beginning of period	11,200,000	$0.06	7,675,000	$0.06
Options canceled	(2,225,000)	0.11	—	—
Options exercised	(11,500,000)	$0.01	(3,700,000)	$0.01
Options granted	5,000,000	$0.01	1,150,000	$0.01

Options outstanding end of period	2,475,000	$0.05	5,125,000	$0.08

Options exercisable end of period	2,475,000	$0.05	5,125,000	$0.08

Options price range, end of period	$0.01 to $0.11		$0.10 to $0.11
Options price range for exercised shares	$0.01		$0.01
Options available for grant at end of period	2,225,000		1,150,000
Weighted average fair value of options granted during the period	$0.03		$0.03
Weighted average exercise price of options granted during the period	$0.01		$0.01

Warrants

In August 2003, in connection with its private placement of common stock, the Company issued warrants to acquire 2,000,000 shares of its common stock at an exercise price of $.075 per share. The warrants expired in August 2006.

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

Note 10 - New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the measurement and financial statement recognition of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In September 2006, the FASB issued Statement of Financial Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of effects of the prior year misstatement in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a material misstatement, when all relevant quantitative and qualitative factors are considered. SAB No. 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB No. 108 at its fiscal year-end December 31, 2006. The Company does not believe the adoption of SAB No. 108 will have a material impact on its Consolidated Financial Statements.

Note 11 - Internal Controls:

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

We have explored, and continue to explore, all avenues possible to raise the funds required. We have no revenue-producing activity. We cannot continue our exploration efforts until we have raised sufficient capital. We also need capital to fund overhead and administrative costs. For the nine and three months ended September 30, 2006 and 2005 and the period from April 24, 2000 (date of inception) to September 30, 2006, we incurred $61,819, $246, $370,319, $307,717, and $2,512,458 in exploration costs, net of reimbursements, and $2,542,743, $289,637, $1,492,149, $677,006, and $13,571,723 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $2,675,000 or $(.01) per share based on 300,372,508 weighted average shares outstanding for the nine months ended September 30, 2006 and a net loss of approximately $315,000 or $— per share based on 305,216,830 weighted average shares outstanding for the three months ended September 30, 2006 compared to a net loss of approximately $2,099,000 or $(.02) per share based on 120,084,321 weighted average shares outstanding for the nine months ended September 30, 2005 and a net loss of approximately $1,068,000 or $(.01) per share based on 140,856,635 weighted average shares outstanding for the nine months ended September 30, 2005.

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

Cash Flow and Capital Resources

Through September 30, 2006, we have relied on the total consideration of $6,794,157 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock to support our limited operations. As of September 30, 2006, we had a bank overdraft of $1,850.

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

PART II - OTHER INFORMATION

Item 5. Other Information

None.

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

Dated: November 20, 2006