Form 10KSB
period 2006-12-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2007-04-16
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

Commission file number: 000-31585

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(Name of Small Business Issuer)

Delaware	06-1579927
(State or Other Jurisdiction	(IRS Employer Identification No.)
of Incorporation)

45 Rockefeller Plaza, Suite 2000
New York, NY	10111
(Address of Principal Executive Offices)	(Zip Code)

(212) 332 - 8016
(Issuer’s Telephone Number, Including Area Code)

120 Jevlan Drive, Suite 1
Woodbridge, Ontario, Canada L4L 863
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Issuer’s revenues for its most recent fiscal year were: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 11, 2007 is $2,537,771.

The number of shares outstanding of the Company’s common stock, as of April 11, 2007 is 305,216,830.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

TABLE OF CONTENTS

DESCRIPTION OF BUSINESS	3
DESCRIPTION OF PROPERTY	8
LEGAL PROCEEDINGS	10
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	11
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13
INDEX TO FINANCIAL STATEMENTS	17
FINANCIAL STATEMENTS	17
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	18
CONTROLS AND PROCEDURES	18
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	19
EXECUTIVE COMPENSATION	20
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	21
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	23
EXHIBITS AND REPORTS ON FORM 8-K	24
PRINCIPAL ACCOUNTANT FEES AND SERVICES	24
SIGNATURES	25
APPENDIX A	26

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

The consideration paid under the Acquisition Agreement was 1,000,000 shares of our common stock to each of Messrs. Ferderber and Hawkins, and the payment of $35,000 Canadian to Mr. Hawkins and $25,000 Canadian to Mr. Ferderber. We also assigned to Messrs. Ferderber and Hawkins a one per cent (1%) interest in the “Net Smelter Returns” of the property, one half of which is payable over the first $50 million Canadian in revenues from the property. (Net Smelter Returns are determined by the net amount of money received from the sale of ore, or ore concentrates or other products from a property to a smelter or other ore buyer.) Once Messrs. Ferderber and Hawkins have received $10 million Canadian from these Net Smelter Returns, their interest terminates. Tandem Resources Ltd. received an option to purchase 40% of the mineral rights on the properties. This option is conditioned on a number of events occurring, which are:

(1) The expenditure by us of $5 million Canadian on exploration of the property;

(2) Tandem paying us $2 million Canadian; and

(3) Tandem and us entering into a joint venture agreement to operate the property, within 60 days of a demonstration by us of the expenditure of $5 million Canadian on exploration of the property.

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

The permits, which were set to expire at dates ranging from October 17, 2004 to March 30, 2005, were renewed by the Company for an additional five years at an annual license fee of $75 Canadian per square kilometer.

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

The Company purchased the drill and left it on the property and has the camp and fuel in place to get an early start on the following exploration season. The Company will resume the scheduled drill program in the spring of 2005 focusing on its main targets, the Round Lake Structure and Champagne Pipe. Earlier surface sampling located macrodiamonds and microdiamonds in dykes proximal to the Round Lake Structure.

The Company’s geologists have noted rubies and pink corundums in several places across the property. They also noted pink corundum in the broken core from the first drill hole. Along with the search for diamond bearing kimberlite pipes the geologists will begin evaluation the size and gem potential of the many ruby occurrences.

FY 2005 and FY2006 Activities and Planned FY 2007 Activities

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

In August 2005, the field exploration commenced with a crew of 12. The crew completed drilling of 2 of the targets identified by PGW. In addition, the crew collected 38 alluvial and rock chip samples from prospective dykes and drainages adjacent to the airborne anomalies and completed ground magnetic surveys covering 20 of the airborne anomalies. The alluvial and rock chip samples along with selected core samples were sent to Saskatchewan Research Council Geoanalytical Laboratory (“SRC”) for processing. The results of the sample processing will be available in a few months. Exploration of the Torngat property has been suspended for the winter months due to inclement weather. WGM continues to analyze and compile all the available geophysical, geological and geochemical data. On October 18th, the Company was informed by WGM that all five objectives of the 2005 field program were achieved. Further field exploration of the Torngat property may not resume in 2007 while the Company evaluates a potential opportunity for a joint venture on property located in Quebec.

After consulting with WGM, we estimate that it will require approximately $1,500,000 to conduct an exploration program on the Torngat property through September 30, 2007. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision. If we continue with the exploration of the Torngat property, we plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

Period	High	Low
April 11, 2007	1.1596	1.1393	(1)
March 2007	1.1817	1.1500
February, 2007	1.1878	1.1565
January 2007	1.1848	1.1630
December 2006	1.1670	1.1380
November 2006	1.1495	1.1256
October 2006	1.1415	1.1146

(1) Represents the low rate on April 11, 2007.

Item 2. Description of Property

Please refer to Appendix A to this Annual Report at page 41, which contains a map of our permit locations.

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

Prior to 2005, we hired Prospecting Geophysics Ltd. to conduct these exploration procedures. Mr. Peter Ferderber is the President of Prospecting Geophysics Ltd. Mr. Ferderber has over forty years of experience in mining exploration. In July 2005, the Company engaged Watts, Griffis and McOuat (“WGM”), a geological and engineering consulting firm. WGM was retained to oversee and direct the continuing exploration of the Torngat property. The first phase of exploration involved identifying areas on the property from which to take samples and gathering small samples from the properties for analysis. This analysis to date has demonstrated the presence of 10 micro diamonds in two samples taken. The second phase involves determining the extent of any kimberlite dykes that were located in phase one and to gather mini-bulk and bulk samples. This will enable us to determine if there are larger and more marketable diamonds on the properties. Phase two of our exploration began in April 2001. Assuming adequate funding and reasonable weather conditions, exploration is expected to be completed by the end of 2008. Operations are generally suspended from October to April because of inclement weather.

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

None.

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

	High	Low
Fiscal Year 2005
First Quarter	0.050	0.030
Second Quarter	0.050	0.020
Third Quarter	0.090	0.020
Fourth Quarter	0.050	0.020

Fiscal Year 2006
First Quarter	0.035	0.020
Second Quarter	0.040	0.015
Third Quarter	0.019	0.007
Fourth Quarter	0.012	0.005

Fiscal Year 2007
First Quarter	0.008	0.005

Of the 305,216,830 shares of our common stock issued and outstanding as of April 13, 2007, 127,937,470 shares of our common stock are currently considered “restricted securities” and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Act unless registered under the Act.

As of April 13, 2007 the number of holders of record of our common stock was approximately 130.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future because we intend to retain our earnings to finance the expansion of our business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, our financial condition, capital requirements and business condition. We are prohibited from paying cash dividends on the common stock until any issued and outstanding preferred stock is converted into common stock. However, there were no shares of preferred stock outstanding as of December 31, 2006.

Equity Compensation Plan Information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,500,000	$0.01	0

Equity compensation plans not approved by security holders	0	$0.00	3,200,000

Total	1,500,000	$0.01	3,200,000

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

In January 2006, in connection with a private placement of its common stock, the Company issued 100,000 shares of its common stock for $3,500.

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

Operations to Date

We were incorporated in the State of Delaware in April of 2000. We have not engaged in commercial operations since inception, and therefore have not realized any revenues from operations since inception. We do not expect to commence operations in the foreseeable future and do not expect to generate revenue in calendar year 2007.

For the fiscal years ended December 31, 2006 and 2005 and the period from April 24, 2000 (date of inception) to December 31, 2006 we incurred $61,746, $190,950 and $2,512,385 in exploration costs, net of reimbursements and $2,788,949, $4,283,265 and $13,817,929 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of $3,053,173 or $(.01) per share based on 301,593,542 weighted average shares outstanding for the fiscal year ended December 31, 2006 compared to a net loss of $3,419,547 or $(.02) per share based on 139,988,801 weighted average shares outstanding for the fiscal year ended December 31, 2005.

Going Concern

In connection with their audit report on our financial statements as of December 31, 2006, Rodefer & Moss, our independent public accountants, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise sufficient capital.

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

Cash Flow and Capital Resources

Through December 31, 2006 we have relied on advances of approximately $1,540,000 from our principal stockholders, trade payables of approximately $168,000, notes payable of approximately 1,194,000 and proceeds of approximately $5,005,000 from the sale of common stock to support our limited operations. As of December 31, 2006, we had approximately $1,400 of cash.

We plan to seek additional equity or debt financing of up to $1,500,000 which we plan to use for the next phase of our exploration program to be conducted through December 31, 2007, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

In August 2005, the field exploration commenced with a crew of 12. The crew completed drilling of 2 of the targets identified by PGW. In addition, the crew collected 38 alluvial and rock chip samples from prospective dykes and drainages adjacent to the airborne anomalies and completed ground magnetic surveys covering 20 of the airborne anomalies. The alluvial and rock chip samples along with selected core samples were sent to Saskatchewan Research Council Geoanalytical Laboratory (“SRC”) for processing. The results of the sample processing will be available in a few months. Exploration of the Torngat property has been suspended for the winter months due to inclement weather. WGM continues to analyze and compile all the available geophysical, geological and geochemical data. On October 18th, the Company was informed by WGM that all five objectives of the 2005 field program were achieved. Further field exploration of the Torngat property may not resume in 2007 while the Company evaluates a potential opportunity for a joint venture on property located in Quebec.

After consulting with WGM, we estimate that it will require approximately $1,500,000 to conduct an exploration program on the Torngat property through September 30, 2007. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision. If we continue with the exploration of the Torngat property, we plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

While we own drill equipment with a cost of approximately $236,000, we do not expect to make any other direct expenditure to purchase any equipment as all equipment necessary will continue to be provided by Prospecting Geophysics Ltd. pursuant to the Prospecting and Survey Agreement dated November 14, 2000. However, we will reimburse Prospecting Geophysics, Ltd. for all of it’s out of pocket expenses including equipment rental.

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

The cost of our planned exploration activities is approximately $1,500,000. As of the date of this filing, we do not have sufficient capital to engage in exploration activities, and no sources for financing. The extent to which we will be able to implement our exploration for minerals will be determined by our ability to engage in offerings of equity securities and/or debt securities. Without additional capital, we will have to either curtail our business plan, or abandon it altogether.

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and time of future taxable income and the potential changes in the ownership of the Company, which could subject our net operating loss carryforwards to substantial annual limitations, we offset our net deferred tax assets by an equivalent valuation allowance as of December 31, 2006.

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

Item 7. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet December 31, 2006	F-3

Consolidated Statements of Operations Years Ended December 31, 2006 and 2005 and Period from April 24, 2000 (Date of Inception) to December 31, 2006	F-4

Consolidated Statements of Changes in Stockholders’ Deficiency Years Ended December 31, 2006 and 2005 and Period from April 24, 2000 (Date of Inception) to December 31, 2006	F-5

Consolidated Statements of Cash Flows Years Ended December 31, 2006 and 2005 and Period from April 24, 2000 (Date of Inception) to December 31, 2006	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

To the Board of Directors and Stockholders
Diamond Discoveries International Corp.:

We have audited the accompanying consolidated balance sheet of DIAMOND DISCOVERIES INTERNATIONAL CORP. (An Exploration Stage Company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Discoveries International Corp. as of December 31, 2006, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company had not generated any revenues from its operations and it had working capital and stockholders’ deficiencies as of December 31, 2006. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee
April 16, 2007

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current assets
Cash	$1,435
Other current assets	22,678
24,113

Property and equipment, net	161,092
Other assets	32,607

Total	$217,812

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Notes payable - current portion	$1,349,766
Accounts payable	167,781
Advances from stockholders	82,528
1,600,075

Total liabilities	1,600,075

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 305,216,830 shares issued and outstanding	305,217
Additional paid-in capital	16,249,041
Deficit accumulated during the exploration stage	(16,031,427)
Accumulated other comprehensive income (loss)	(692,395)
Unearned compensation	(1,212,699)

Total stockholders’ deficiency	(1,382,263)

Total	$217,812

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2006

	2006	2005	April 24, 2000 to December 31, 2006
Revenues	$—	$—	$—

Operating expenses:
Exploration costs	61,746	499,840	3,659,064
Reimbursements of exploration costs	—	(308,890)	(1,146,679)
Exploration costs, net of reimbursements	61,746	190,950	2,512,385
General and administrative expenses	2,788,949	4,283,265	13,817,929

Total operating expenses	2,850,695	4,474,215	16,330,314

Operating loss	(2,850,695)	(4,474,215)	(16,330,314)

Other income (expenses)
Modification of debt	(155,713)	1,349,623	1,193,910
Interest expense	(46,765)	(294,955)	(895,023)

Net loss	$(3,053,173)	$(3,419,547)	$(16,031,427)

Basic net loss per common share	$(.01)	$(.02)

Basic weighted average common shares outstanding	301,593,542	139,988,801

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2006 AND 2005 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO DECEMBER 31, 2006

	Preferred stock		Common stock		Additional paid-in	Deficit Accumulated during the exploration	Accumulated other comprehensive income	Subscriptions receivable		Unearned
	Share	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,053,173)	—	—	—	—	(3,053,173)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,101,708)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	$—	247,616,830	$247,617	$14,658,141	$(16,031,427)	$(643,860)	—	$—	$(2,205,373)	$(1,382,263)
Issuance of shares as payment for services	—	—	46,000,000	46,000	1,334,000	—	—	—	—	—	1,380,000
Proceeds from issuance of common stock	—	—	100,000	100	3,400	—	—	—	—	—	3,500
Issuance of stock options	—	—	—	—	150,000	—	—	—	—	(150,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	11,500,000	11,500	103,500	—	—	—	—	—	115,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	1,142,674	1,142,674
Net loss	—	—	—	—	—	(3,053,173)	—	—	—	—	(3,053,173)
Foreign currency translation adjustment	—	—	—	—	—	—	(48,535)	—	—	—	(48,535)
Total comprehensive loss ($3,101,708)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2006	—	$—	305,216,830	$305,217	$16,249,041	$(16,031,427)	$(692,395)	—	$—	$(1,212,699)	$(1,382,263)

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2006

	2006	2005	April 24, 2000 to December 31, 2006
Operating activities:
Net loss	$(3,053,173)	$(3,419,547)	$(16,031,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	1,380,000	210,000	4,605,250
Amortization of unearned compensation	1,142,674	889,960	2,731,801
Amortization of discount on note payable	45,107	—	45,107
Forgiveness of stock subscriptions	—	—	361,295
Loss (gain) on modification of debt	155,713	(1,349,623)	(1,193,910)
Cost of mineral permits paid through the issuance of common stock	—	—	50,000
Loss on disposal of property and equipment	4,147	—	4,147
Depreciation	47,908	27,064	77,984
Changes in operating assets and liabilities:
Other assets	(13,787)	(41,498)	(54,795)
Accounts payable	47,606	959,819	2,855,983
Accrued expenses	—	(323,302)	—
Net cash used in operating activities	(243,805)	(3,047,127)	(6,548,565)

Investing activities:
Purchases of property and equipment	—	(231,490)	(252,733)
Proceeds from sale of property and equipment	10,000	—	10,000
Net cash provided by (used in) investing activities	10,000	(231,490)	(242,733)

Financing activities:
Advances from stockholders, net	15,028	468,843	1,540,395
Proceeds from issuance of notes payable, net	65,415	(55,081)	247,123
Proceeds from issuance of common stock and warrants	118,500	2,727,178	5,005,215
Net cash provided by financing activities	198,943	3,140,940	6,792,733

Net increase (decrease) in cash	(34,862)	(137,677)	1,435
Cash, beginning of period	36,297	173,974	—

Cash, end of period	$1,435	$36,297	$1,435

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and basis of presentation:

 Diamond Discoveries International Corp. (the “Company”) was incorporated in the State of Delaware on April 24, 2000. The Company is engaged in activities related to the exploration for mineral resources in Canada. It conducts exploration and related activities through contracts with third parties. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Diamond Discovery (Canada) Inc. All significant intercompany balances and transactions have been eliminiated.

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

Other than contracting with third parties to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of December 31, 2006. Accordingly, it is considered an “exploration stage company” for accounting purposes. In addition to exploration costs, the Company incurs general and administrative expense which consists primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital deficiency of approximately $1,576,000 and a stockholders’ deficiency of approximately $1,382,000 as of December 31, 2006. Management believes that the Company will not generate any revenues during the twelve month period subsequent to December 31, 2006 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Since its inception, the Company has received total consideration of $6,792,733 as a result of proceeds of shareholder advances, the issuance of notes payable and the sales of common stock, management believes that the Company will still need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to December 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least December 31, 2006 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Since the Company had a net loss for the years ended December 31, 2006 and 2005, the assumed effects of the exercise of the warrants to purchase 98,076,849 shares of common stock that were issued during 2005 and the application of the treasury stock method would have been anti-dilutive. Therefore, there is no diluted per share amounts in the 2006 and 2005 statements of operations.

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

The Company recorded a loss of $3,053,173, $3,419,547 and $16,031,427 during the years ended December 31, 2006 and 2005 and the period from April 24, 2000 (Date of Inception) to December 31, 2006, respectively. During the years ended December 31, 2006 and 2005, the Company recorded a net foreign currency translation adjustment of $48,535 and $151,691, respectively, in its interest in the Torngat Mountains operations reflecting a strengthening of the Canadian dollar against the U. S. dollar which is included in accumulated other comprehensive income (loss). Translation adjustments for prior periods have been immaterial.

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

In September 2006, the SEC issued SAB No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the consideration of effects of the prior year misstatement in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a material misstatement, when all relevant quantitative and qualitative factors are considered. SAB No. 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB No. 108 at its fiscal year-end December 31, 2006. The adoption of SAB No. 108 did not have a material impact on its Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial statements.

Note 3—Permits:

Pursuant to an agreement consummated on September 12, 2000, the Company acquired certain permits in the Torngat Fields from Peter Ferderber and S. G. Hawkins, who are key consultants and advisors to the Company, for total consideration of $90,540, of which $40,540 ($60,000 Canadian) represents the amount paid in cash and $50,000 represents the fair value of a total of 2,000,000 shares of the Company’s common stock issued to Messrs. Ferderber and Hawkins. The exchange of shares for the permits was a non-cash transaction that is not reflected in the accompanying statement of cash flows for the period from April 24, 2000 to December 31, 2006.

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

At December 31, 2006, major classes of property and equipment are as follows:

		Estimated
		Useful
	2006	Lives
Drilling equipment	$230,132	5 years
Less accumulated depreciation	(69,040)
Property and equipment, net	$161,092

Depreciation expense for the year ended December 31, 2006 and 2005 was $47,908 and $27,064, respectively.

Note 5—Notes payable:

In November 2005, the Company and Prospecting Geophysics Ltd. (“PGL”) entered into an agreement whereby the amount due to PGL was converted to a non-interest bearing note payable totaling $1,500,000 (Canadian). The note is secured with the permits identified in Note 3. In connection with the agreement, the Company recorded a gain on the modification of debt of $1,349,623 during 2005. The Company recorded the note using a 12% discount rate. The Company was unable to make the scheduled payments ($600,000 Canadian) during 2006 under this note payable and therefore the note is effectively in default.  As such, the entire balance of the note payable is shown as being currently due in the accompanying consolidated balance sheet.

The Company recorded a charge of $46,765 to interest expense to amortize the discount on the note payable for the year ended December 31, 2006 and $— for the year ended December 31, 2005, respectively.

Note 6—Stockholders’ equity:

Preferred stock

As of December 31, 2006, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. No shares of preferred stock had been issued by the Company as of December 31, 2006.

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

The issuances of common stock for services and in payment of accounts payable, 8% demand notes payable and advances to stockholders were non-cash transactions and, accordingly, they are not reflected in the accompanying statements of cash flows for the years ended December 31, 2006 and 2005 and the period from April 24, 2000 (Date of Inception) to December 31, 2006.

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

The Company recorded a charge of $1,142,674 and $889,960 to compensation expense to amortize unearned compensation for the years ended December 31, 2006 and 2005, respectively.

The following assumptions were used to price options granted during the years ended December 31, 2006 and 2005, all of whose exercise price was less than market at the date of grant: Risk free rate of return, 4%; expected life, 3 years; expected volatility, 300.59%; expected dividends, zero.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the years ended December 31, 2006 and 2005.

	2006		2005
	Shares	Weighed Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding beginning of year	11,200,000	$0.04	7,675,000	$0.06
Options expired	(3,200,000)	0.11	—	—
Options exercised	(11,500,000)	$0.01	(27,625,000)	$0.01
Options granted	5,000,000	$0.01	31,150,000	$0.01

Options outstanding end year	1,500,000	$0.01	11,200,000	$0.04

Options exercisable end of year	1,500,000	$0.01	11,200,000	$0.04

Options price range, end of year	$0.01		$0.01 to $0.11
Options price range for exercised shares	$0.01		$0.01 to $0.03
Options available for grant at end of year	3,200,000		5,000,000
Weighted average fair value of options granted during the year	$0.01		$0.04
Weighted average exercise price of options granted during the year	$0.01		$0.01

Warrants

In August 2003, in connection with its private placement of common stock, the Company issued warrants to acquire 2,000,000 shares of its common stock at an exercise price of $.075 per share. The warrants expired in August 2006.

In January 2004, in connection with its private placement of common stock, the Company issued warrants to acquire 2,500,000 shares of its common stock at an exercise price of $0.10 per share. The warrants expired in January 2007.

In 2005, in connection with its private placement of common stock, the Company issued warrants to acquire 95,576,849 shares of its common stock at an exercise price of $.035 per share. The warrants expire on various dates during 2008.

Note 7—Income taxes:

As of December 31, 2006, the Company had net operating loss carryforwards of approximately $16,724,000 available to reduce future Federal taxable income which will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, if any, the Company offset the deferred tax assets of approximately $6,690,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2006.

The Company had also offset the potential benefits from net operating loss carryforwards of approximately $5,449,000 and $4,020,000 by equivalent valuation allowances as of December 31, 2005 and 2004. As a result of the increases in the valuation allowance of $1,241,000 for the year ended December 31, 2006, $1, 429,000 for the year ended December 31, 2005 and $6,690,000 for the period from April 24, 2000 to December 31, 2006, the Company did not recognize any credits for income taxes in the accompanying statements of operations to offset its pre-tax losses in any of those periods.

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

Note 10—Internal Controls

Standard No. 2 issued by the Public Company Accounting Oversight Board (“PCAOB No. 2”) which governs the reporting requirements for Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) was issued in the spring of 2004. Specific implementation requirements and guidance continue to be developed. The Company is in the initial stages of conducting its assessment of internal control over financial reporting as required by SOX 404. However, the guidance on PCAOB No. 2 indicates that materiality levels for defining significant deficiencies and material weaknesses are lower than initially expected and lower than historical guidance. Accordingly, it is likely that the Company will be unable to achieve the level of compliance contemplated in SOX 404 to receive an unmodified opinion on its internal control over financial reporting from its external auditors. The SEC has delayed for an additional year the compliance date for internal control reporting for non-accelerated filers. The Company is not an accelerated filer and the extension applies to the Company. Under the new schedule, the Company will not be required to comply with SOX 404 until its first fiscal year ending on or after December 15, 2007.

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

There was no change in our internal controls over financial reporting during the year ended December 31, 2006 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

The following Table sets forth certain information regarding the executive officers and directors of the Company as of April 13, 2007. All officers and directors are elected for a term of one year and until their successors are elected.

Name	Age	Company Position
Edward C. Williams	46	Chairman, President, CEO, Secretary, Treasurer, Director and Principal Accounting Officer

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

Conflicts of Interest

Our management has other financial and business interests to which a significant amount of time is devoted which may pose conflicts of interest with regard to allocation of their time and efforts. Teodosio Pangia, our former president, director and CEO beneficially owns 1.5% of our common stock and is also the sole principal of Epwort Trading, Ltd., a holder of 19.2% of our common stock, and beneficially owns and/or controls, either directly or indirectly, seven companies, Altea Investments, Ltd., Gata Investments, Ltd., Baychester Investments, Ltd., TVP Capital Corp., Bekeman Investments, Ltd., Aester Investment Holdings Limited and S D Investments, Ltd., which in the aggregate hold 8,243,000 shares or 2.7% of our shares of common stock. There can be no assurance that management will resolve all conflicts of interest in favor of Diamond Discoveries. Failure of management to conduct Diamond Discoveries’ business in its best interest may result in liability of the management to Diamond Discoveries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to the Company. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that SEC beneficial ownership reporting requirements for fiscal 2006 were met with the following exceptions:

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

Item 10. Executive Compensation

Compensation Discussion and Analysis

Base Salary

The Company currently has one part-time employee, whose compensation is set by Mr. Teodosio Pangia, our founder and former president, director and CEO. The total compensation, which consists solely of a base salary, is derived through discussions with the employee and is designed to compensate the employee for his performance and contribution to the business.

Stock Options

There were no grants of stock options in 2006 to our employee.

SUMMARY COMPENSATION

The following table sets forth the compensation earned by the CEO for services rendered to us and our subsidiary for the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Edward C. Williams, Chief Executive Officer	2006	$90,000	$—	$—	$—	$—	$90,000

(1) During 2006, the salary for Mr. Williams was paid by the issuance of shares of common stock in the Company.

GRANTS OF PLAN BASED AWARDS

There were no grants under plan based awards during fiscal 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards as of December 31, 2006 for the CEO.

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

Other Arrangements.

During the year ended December 31, 2006, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements.

We have not entered into employment agreements, termination of employment agreements or change-in-control arrangements with any of our officers or directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group as of April 13, 2007:

Name and Address of Beneficial Owner(1)	Amount and Nature of Ownership	Approximate % of Class(2)
Edward C. Williams Chairman, President, CEO, Secretary, CFO and Director	875,000	*
Directors and Officers as a Group	875,000	*
Teodosio V. Pangia	76,386,526(3)(4)	23.1%
Epwort Trading Ltd.(5)	63,386,526(4)	19.2%

* Less than 1%

(1)	Unless otherwise indicated, the beneficial owner’s address is the same as the Company’s principal office.

(2)	Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.

(3)
Includes an aggregate of 8,243,000 shares held TVP Capital Corp., Altea Investments, Ltd., Gata Investments, Ltd., Bekeman Investments, Ltd., SD Investments, Ltd., Baychester Investments Ltd., and Aester Investments Holdings Limited, companies beneficially owned and/or controlled (directly or indirectly) by Mr. Pangia, 4,500,000 shares held by Mr. Pangia and 37,821,763 shares held by Epwort Trading, Ltd., see footnote (4) below.

(4)	Includes 25,821,763 shares of common stock that are issuable under warrants.

(5)	Teodosio V. Pangia is the sole officer, director and shareholder of Epwort Trading, Ltd.

Equity Compensation Plan Information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,500,000	$0.01	0

Equity compensation plans not approved by security holders	0	$0.00	3,200,000

Total	1,500,000	$0.01	3,200,000

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

Item 12. Certain Relationships and Related Transactions.

Teodosio Pangia, our former president, director and CEO, beneficially owns 4,500,000 shares or 1.5% of our shares or common stock and is the sole principal of Epwort Trading Ltd., which owns 63,643,526 shares, including 25,821,763 issuable upon the exercise of warrants, or 19.2% of our shares of common stock and beneficially owns and/or controls, either directly or indirectly, seven companies, TVP Capital Corp., Altea Investments, Ltd., Gata Investments, Ltd., Baychester Investments, Ltd., Bekeman Investments, Ltd., Aester Investments Holdings Limited and S D Investments, Ltd., which in the aggregate hold 8,243,000 shares or 2.7% of our shares of common stock.

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

We entered into a Prospecting and Survey Agreement with Prospecting Geophysics Ltd. dated November 20, 2000, whereby Prospecting Geophysics Ltd. will act as the project manager for the Company’s mineral exploration operations. Peter Ferderber is the President of Prospecting Geophysics Ltd. Under the agreement, we are to pay for Mr. Ferderber’s services at a rate of $500 per day, on days that he personally attends the properties, in addition to reimbursing all expenses incurred by Prospecting Geophysics on behalf of the Company. Mr. Ferderber anticipates attending the properties approximately five to seven days every month. Prospecting Geophysics is required under the agreement to conduct prospecting and surveying activities on our behalf. The agreement has a term of eighteen (18) months with automatic renewal unless either party gives 30 days’ notice of its intent to terminate. During the years ended December 31, 2006 and 2005 and the periods from April 24, 2000 (date of inception) to December 31, 2006, we incurred exploration costs by Prospecting Geophysics Ltd. of $0 Canadian, $0 Canadian and $3,992,022Canadian, respectively. In addition, the Company owed Prospecting Geophysics Ltd. $1,500,000 Canadian at December 31, 2006.

Item 13. Exhibits and Reports on Form 8-K.

There were no Current Reports on Form 8-K filed by the Registrant during the fourth quarter of the calendar year ended December 31, 2006.

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

(1) Previously filed on September 21, 2000 as part of the Company’s Registration Statement on Form 10-SB, File No. 0-31585.

(2) Previously filed on December 1, 2000 as part of the Company’s Amended Registration Statement on Form 10-SB, File No. 0-31585.

(3) Previously filed on April 14, 2004 as an exhibit to Form 10-KSB.

Item 14. Principal Accountant Fees and Services

During 2006 and 2005, the Company incurred the following fees for professional services rendered by the principal accountant:

	2006	2005
Fees for audit services	$28,456	$28,206
Fees for audit-related services	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

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

Dated: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Edward C. Williams
Edward C. Williams, Chairman, President, CEO, Secretary, Treasure, Director and Principal Accounting Officer

Dated: April 16, 2007

APPENDIX A