Form 10QSB
period 2007-03-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2007-05-21
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

(212) 332-8016
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

The number of shares outstanding of Registrant’s common stock, as of May 18, 2007 is 305,216,830.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

Current assets:
Cash	$15,809
Other current assets	32,984
48,793
Property and equipment, net	149,915
Other assets	32,912
Total	$231,620
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
Notes payable - current portion	$1,372,391
Accounts payable	162,176
Advances from stockholders	185,951
Total current liabilities	1,720,518

Total liabilities	1,720,518

Stockholders’ deficit:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 305,216,830 shares issued and
outstanding	305,217
Additional paid-in capital	16,249,041
Deficit accumulated during the exploration stage	(16,323,358)
Accumulated other comprehensive income (loss)	(705,387)
Unearned compensation	(1,014,411)
Total stockholders’ deficit	(1,488,898)

Total	$231,620

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND PERIOD
FROM APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2007
(Unaudited)

	Three Months Ended March 31,
	2007	2006	Cumulative

Revenues	$—	$—	$—

Operating expenses:
Exploration costs	58,298	12,020	3,717,362
Reimbursements of exploration costs	(58,956)	—	(1,205,635)
Exploration costs, net of reimbursements	(658)	12,020	2,511,727
General and administrative expenses	292,589	1,874,597	14,110,518
Totals	291,931	1,886,617	16,622,245

Operating loss	(291,931)	(1,886,617)	(16,622,245)

Other income (expenses)
Gain on modification of debt	—	—	1,193,910
Interest expense	—	(21,408)	(895,023)

Net loss	$(291,931)	$(1,908,025)	$(16,323,358)

Basic net loss per common share	$—	$(0.01)

Basic weighted average common shares Outstanding	305,216,830	290,522,386

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2007 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO MARCH 31, 2007

						Deficit	Accumulated
						Accumulated	other
					Additional	during the	comprehensive	Subscriptions
	Preferred stock		Common stock		paid-in	exploration	income	receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total

Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250

					Deficit	Accumulated
					Accumulated	other
				Additional	during the	comprehensive	Subscriptions
Preferred stock		Common stock		paid-in	exploration	income	receivable		Unearned
Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total

Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,419,547)	—	—	—	—	(3,419,547)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,571,238)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	—	247,616,830	247,617	14,658,141	(12,978,254)	(643,860)	—	—	(2,205,373)	(921 ,729)
Issuance of shares as payment for services	—	—	46,000,000	46,000	1,334,000	—	—	—	—	—	1,380,000
Proceeds from issuance of common stock	—	—	100,000	100	3,400	—	—	—	—	—	3,500
Issuance of stock options	—	—	—	—	150,000	—	—	—	—	(150,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	11,500,000	11,500	103,500	—	—	—	—	—	115,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	1,142,674	1,142,674
Net loss	—	—	—	—	—	(3,053,173)	—	—	—	—	(3,053,173)
Foreign currency translation adjustment	—	—	—	—	—	—	(48,535)	—	—	—	(48,535)
Total comprehensive loss ($2,731,674)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2006	—	$—	305,216,830	$305,217	$16,249,041	$(16,031,427)	$(692,395)	—	$—	$(1,212,699)	$(1,382,263)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	198,288	198,288
Net loss	—	—	—	—	—	(291,931)	—	—	—	—	(291,931)
Foreign currency translation adjustment	—	—	—	—	—	—	(12,992)	—	—	—	(12,992)
Total comprehensive loss ($304,923)	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2007	—	$—	305,216,830	$305,217	$16,249,041	$(16,323,358)	$(705,387)	—	$—	$(1,014,411)	$(1,488,898)

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2007
(Unaudited)

	Three Months Ended March 31,
	2007	2006	Cumulative

Operating activities:
Net loss	$(291,931)	$(1,908,025)	$(16,323,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	—	1,380,000	4,605,250
Amortization of unearned compensation	198,288	323,988	2,930,089
Amortization of discount on note payable	—	21,408	45,107
Forgiveness of stock subscription	—	—	361,295
Gain on modification of debt	—	—	(1,193,910)
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Loss on disposal of property and equipment	—	—	4,147
Depreciation	11,492	12,931	89,476
Changes in operating assets and liabilities -
Other assets	—	8,892	(54,795)
Accounts payable	(6,898)	7,566	2,849,085
Accrued expenses	—	—	—
Net cash used in operating activities	(89,049)	(153,240)	(6,637,614)

Investing activities
Purchases of property and equipment	—	—	(252,733)
Proceeds from sale of property and equipment	—	—	10,000
Net cash used in investing activities	—	—	(242,733)

Financing activities:
Advances from stockholders, net	103,423	1,000	1,643,818
Proceeds from issuance of notes payable, net of payments	—	8,561	247,123
Proceeds from issuance of common stock	—	118,500	5,005,215
Net cash provided by financing activities	103,423	128,061	6,896,156

Net increase (decrease) in cash	14,374	(25,179)	15,809

Cash, beginning of period	1,435	36,297	—

Cash, end of period	$15,809	$11,118	$15,809

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2007, its results of operations for the three months ended March 31, 2007 and 2006, its changes in stockholders’ deficit for the three months ended March 31, 2007, its cash flows for the three months ended March 31, 2007 and 2006 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to March 31, 2007. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2006 and for the periods ended December 31, 2006 and 2005 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2006 that was previously filed with the SEC.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Other than contracting with WGM and PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of March 31, 2007. Accordingly, it is considered an “exploration stage company” for accounting purposes. In addition to exploration costs, the Company incurs general and administrative expenses which consist primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital deficit of approximately $1,672,000 and a stockholders’ deficit of approximately $1,489,000 as of March 31, 2007. Management believes that the Company will not generate any revenues during the twelve month period subsequent to March 31, 2007 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Since its inception, the Company has received total consideration of $6,896,156 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock. Management believes that the Company will still need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to March 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least March 31, 2008 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Since the Company had a net loss for the three months ended March 31, 2007 and 2006, the assumed effects of the exercise of the warrants to purchase 95,576,849 shares of common stock that were issued in 2005 and the application of the treasury stock method would have been anti-dilutive. Therefore, there is no diluted per share amounts in the 2007 and 2006 statements of operations.

Note 3 - Refundable tax credit:

The Company is eligible for a refundable tax credit given by the Province of Quebec to encourage mineral exploration in the province. Eligible expenses include exploration expenses within Quebec.

The Company files a tax return claiming the refundable tax credit. However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit. Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment. During the three months ended March 31, 2007 and 2006, the Company received refunds under the program of $58,956 and $—, respectively.

Note 4 - Property and equipment:

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of such assets. Expenditures for maintenance and repairs are charged to expense as incurred.

At March 31, 2007, major classes of property and equipment are as follows:
		Estimated
		Useful
	2006	Lives
Drilling equipment	$230,638	5 years
Less accumulated depreciation	(80,723)
Property and equipment, net	$149,915

Depreciation expense for the three months ended March 31, 2007 and 2006 was $11,492 and $12,931, respectively.

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

The Company recorded a charge of $— and $21,408 to interest expense to amortize the discount on the note payable for the three months ended March 31, 2007 and 2006, respectively.

Note 6 - Advances from stockholders:

Advances from stockholders of $185,951 at March 31, 2007 were non-interest bearing and due on demand.

Note 7 - Income taxes:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the measurement and financial statement recognition of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 effective January 1, 2007. The implementation of FIN 48 did not an impact on the Company’s consolidated results of operations, financial position or liquidity.

As of March 31, 2007, the Company had net operating loss carryforwards of approximately $17,029,000 available to reduce future Federal taxable income which will expire through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $6,811,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2007.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2006. As a result of the increases in the valuation allowance of approximately $122,000 and $764,000 in the three months ended March 31, 2007 and 2006, respectively, and $6,811,000 in the period from April 24, 2000 to March 31, 2007, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

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

There were no options granted during the three months ended March 31, 2007.

The Company recorded a charge of $198,288 and $323,988 to compensation expense to amortize unearned compensation for the three months ended March 31, 2007 and 2006, respectively.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the three months ended March 31, 2007 and 2006.

	2007		2006
	Shares	Weighed Average Exercise Price	Shares		Weighted Average Exercise Price

Options outstanding beginning of period	1,500,000	$0.01		11,200,000	$0.06
Options canceled	—	—		—	—
Options exercised	—	—		(11,500,000)	0.01
Options granted	—	—		5,000,000	0.01

Options outstanding end of period	1,500,000	$0.01		4,700,000	$0.04

Options exercisable end of period	1,500,000	$0.01		4,700,000	$0.04

Options price range, end of period	$0.01		$$	0.01 to 0.11
Options price range for exercised shares	$0.01			$0.01
Options available for grant at end of period	3,200,000			—
Weighted average fair value of options granted during the period	$—			$0.03
Weighted average exercise price of options granted during the period	$—			$0.01

Warrants

In 2005, in connection with its private placement of common stock, the Company issued warrants to acquire 95,576,849 shares of its common stock at an exercise price of $.035 per share. The warrants expire on various dates during 2008.

Note 9 - Guarantee:

On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200 that was originally scheduled to mature on July 31, 2003. The maturity dates of the promissory note and the guaranty have been extended to April 30, 2008.

Note 10 - New Accounting Pronouncements:

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

For the three months ended March 31, 2007 and 2006 and the period from April 24, 2000 (date of inception) to March 31, 2007, we incurred $(658), $12,020 and $2,511,727 in exploration costs, net of reimbursements, and $292,589, $1,874,597 and $14,110,518 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $292,000 or $— per share based on 305,216,830 weighted average shares outstanding for the three months ended March 31, 2007 compared to a net loss of approximately $1,908,000 or $(0.01) per share based on 290,522,386 weighted average shares outstanding for the three months ended March 31, 2006.

Going Concern

In connection with their report on our financial statements as of December 31, 2006, Rodefer Moss & Co, PLLC, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

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

Cash Flow and Capital Resources

Through March 31, 2007, we have relied on the total consideration of $6,896,156 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock to support our limited operations. As of March 31, 2007, we had a cash balance of $15,809.

We plan to seek additional equity or debt financing of up to $1,500,000 which we plan to use for the next phase of our exploration program to be conducted through March 31, 2008, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit Number	Description of Document
31.1	Certification by the Chief Executive Officer and Principal Accounting Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Edward C. Williams
Edward C. Williams, Chairman, President, CEO, Secretary, Treasurer, Director and Principal Accounting Officer

Dated: May 21, 2007