Form 10QSB
period 2007-06-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2007-08-20
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

The number of shares outstanding of Registrant’s common stock, as of August 10, 2007 is 305,216,830.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash	$19,597
Other current assets	35,746
55,343

Property and equipment, net	141,123
Other assets	35,667

Total	$232,133

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
Notes payable - current portion	$1,486,456
Accounts payable	185,356
Advances from stockholders	233,951
Total current liabilities	1,905,763

Total liabilities	1,905,763

Stockholders’ deficit:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 305,216,830 shares issued and outstanding	305,217
Additional paid-in capital	16,249,041
Deficit accumulated during the exploration stage	(16,591,238)
Accumulated other comprehensive income (loss)	(822,730)
Unearned compensation	(813,920)
Total stockholders’ deficit	(1,673,630)

Total	$232,133

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006 AND PERIOD
FROM APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2007
(Unaudited)

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006	Cumulative

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Exploration costs	78,298	61,573	20,000	49,553	3,737,362
Reimbursements of exploration costs	(58,956)	—	—	—	(1,205,635)
Exploration costs, net of reimbursements	19,342	61,573	20,000	49,553	2,531,727
General and administrative expenses	540,469	2,253,106	247,880	378,509	14,358,398
Totals	559,811	2,314,679	267,880	428,062	16,890,125

Operating loss	(559,811)	(2,314,679)	(267,880)	(428,062)	(16,890,125)

Other income (expenses)
Gain on modification of debt	—	—	—	—	1,193,910
Interest expense	—	(45,671)	—	(24,263)	(895,023)

Net loss	$(559,811)	$(2,360,350)	$(267,880)	$(452,325)	$(16,591,238)

Basic net loss per common share	$—	$(.01)	$—	$—

Basic weighted average common shares Outstanding	305,216,830	297,910,200	305,216,830	305,216,830

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
SIX MONTHS ENDED JUNE 30, 2007 AND PERIOD FROM APRIL 24, 2000

						Deficit	Accumulated
						Accumulated	other
					Additional	during the	comprehensive	Subscriptions
	Preferred stock		Common stock		paid-in	exploration	income	receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250

Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,419,547)	—	—	—	—	(3,419,547)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,571,238)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	—	247,616,830	247,617	14,658,141	(12,978,254)	(643,860)	—	—	(2,205,373)	(921 ,729)
Issuance of shares as payment for services	—	—	46,000,000	46,000	1,334,000	—	—	—	—	—	1,380,000
Proceeds from issuance of common stock	—	—	100,000	100	3,400	—	—	—	—	—	3,500
Issuance of stock options	—	—	—	—	150,000	—	—	—	—	(150,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	11,500,000	11,500	103,500	—	—	—	—	—	115,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	1,142,674	1,142,674
Net loss	—	—	—	—	—	(3,053,173)	—	—	—	—	(3,053,173)
Foreign currency translation adjustment	—	—	—	—	—	—	(48,535)	—	—	—	(48,535)
Total comprehensive loss ($2,731,674)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2006	—	$—	305,216,830	$305,217	$16,249,041	$(16,031,427)	$(692,395)	—	$—	$(1,212,699)	$(1,382,263)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	398,779	398,779
Net loss	—	—	—	—	—	(559,811)	—	—	—	—	(559,811)
Foreign currency translation adjustment	—	—	—	—	—	—	(130,335)	—	—	—	(130,335)
Total comprehensive loss ($690,146)	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2007	—	$—	305,216,830	$305,217	$16,249,041	$(16,591,238)	$(822,730)	—	$—	$(813,920)	$(1,673,630)

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2007
(Unaudited)

	Six Months Ended June 30,
	2007	2006	Cumulative

Operating activities:
Net loss	$(559,811)	$(2,360,350)	$(16,591,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	—	1,380,000	4,605,250
Amortization of unearned compensation	398,779	646,526	3,130,580
Amortization of discount on note payable	—	45,671	45,107
Forgiveness of stock subscription	—	—	361,295
Gain on modification of debt	—	—	(1,193,910)
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Loss on disposal of property and equipment	—	4,147	4,147
Depreciation	23,158	24,722	101,142
Changes in operating assets and liabilities -
Other assets	—	(26,665)	(54,795)
Accounts payable	4,613	58,106	2,860,596
Net cash used in operating activities	(133,261)	(227,843)	(6,681,826)

Investing activities
Purchases of property and equipment	—	—	(252,733)
Proceeds from sale of property and equipment	—	10,000	10,000
Net cash used in investing activities	—	10,000	(242,733)

Financing activities:
Advances from stockholders, net	151,423	500	1,691,818
Proceeds from issuance of notes payable, net of payments	—	65,415	247,123
Proceeds from issuance of common stock	—	118,500	5,005,215
Net cash provided by financing activities	151,423	184,415	6,944,156

Net increase (decrease) in cash	18,162	(33,428)	19,597

Cash, beginning of period	1,435	36,297	—

Cash, end of period	$19,597	$2,869	$19,597

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2007, its results of operations for the six and three months ended June 30, 2007 and 2006, its changes in stockholders’ deficit for the six months ended June 30, 2007, its cash flows for the six months ended June 30, 2007 and 2006 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to June 30, 2007. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2006 and for the periods ended December 31, 2006 and 2005 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2006 that was previously filed with the SEC.

The results of operations for the six and three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Other than contracting with WGM and PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of June 30, 2007. Accordingly, it is considered an “exploration stage company” for accounting purposes. In addition to exploration costs, the Company incurs general and administrative expenses which consist primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital deficit of approximately $1,850,000 and a stockholders’ deficit of approximately $1,674,000 as of June 30, 2007. Management believes that the Company will not generate any revenues during the twelve month period subsequent to June 30, 2007 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Since its inception, the Company has received total consideration of $6,944,156 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock. Management believes that the Company will still need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to June 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least June 30, 2008 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Since the Company had a net loss for the six and three months ended June 30, 2007 and 2006, the assumed effects of the exercise of the warrants to purchase 95,576,849 shares of common stock that were issued in 2005 and the application of the treasury stock method would have been anti-dilutive. Therefore, there is no diluted per share amounts in the 2007 and 2006 statements of operations.

Note 3 - Refundable tax credit:

The Company is eligible for a refundable tax credit given by the Province of Quebec to encourage mineral exploration in the province. Eligible expenses include exploration expenses within Quebec.

The Company files a tax return claiming the refundable tax credit. However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit. Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment. During the six and three months ended June 30, 2007, the Company received refunds under the program of $58,956 and $—, respectively, and during the six and three months ended June 30, 2006, the Company received refunds under the program of $— and $—, respectively.

Note 4 - Property and equipment:

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of such assets. Expenditures for maintenance and repairs are charged to expense as incurred.

At June 30, 2007, major classes of property and equipment are as follows:

		Estimated
		Useful
	2006	Lives
Drilling equipment	$235,206	5 years
Less accumulated depreciation	(94,083)

Property and equipment, net	$141,123

Depreciation expense for the six and three months ended June 30, 2007 was $23,158 and $11,666, respectively, and for the six and three months ended June 30, 2006 was $24,722 and $11,791, respectively.

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

The Company recorded a charge of $— and $— to interest expense to amortize the discount on the note payable for the six and three months ended June 30, 2007, respectively, and $45,671 and $24,263 for the six and three months ended June 30, 2006, respectively.

Note 6 - Advances from stockholders:

Advances from stockholders of $233,951 at June 30, 2007 were non-interest bearing and due on demand.

Note 7 - Income taxes:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the measurement and financial statement recognition of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 effective January 1, 2007. The implementation of FIN 48 did not materially impact the Company’s consolidated results of operations, financial position or liquidity.

As of June 30, 2007, the Company had net operating loss carryforwards of approximately $17,414,000 available to reduce future Federal taxable income which will expire through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $6,966,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2007.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2006. As a result of the increases in the valuation allowance of approximately $276,000 and $154,000 in the six and three months ended June 30, 2007, respectively, $967,000 and $203,000 for the six and three months ended June 30, 2006, respectively, and $6,966,000 in the period from April 24, 2000 to June 30, 2007, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

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

There were no options granted during the six and three months ended June 30, 2007.

The Company recorded a charge of $398,779 and $200,491 to compensation expense to amortize unearned compensation for the six and three months ended June 30, 2007, respectively, and $646,526 and $322,538 for the six and three months ended June 30, 2006, respectively.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the six months ended June 30, 2007 and 2006.

	2007		2006
	Shares	Weighed Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding beginning of period	1,500,000	$0.01	11,200,000	$0.06
Options canceled	—	—	(1,525,000)	0.11
Options exercised	—	—	(11,500,000)	0.01
Options granted	—	—	5,000,000	0.01

Options outstanding end of period	1,500,000	$0.01	3,175,000	$0.06

Options exercisable end of period	1,500,000	$0.01	3,175,000	$0.06

Options price range, end of period	$0.01		$0.01 to 0.11
Options price range for exercised shares	$0.01		$0.01
Options available for grant at end of period	3,200,000		—
Weighted average fair value of options granted during the period	$—		$0.03
Weighted average exercise price of options granted during the period	$—		$0.01

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

Note 11 - Internal Controls:

                 Standard No. 5, An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements, issued by the Public Company Accounting Oversight Board (“AS No. 5”) was issued on July 25, 2007 and replaced Auditing Standard No. 2. Specific implementation requirements and guidance are being developed. The Company is in the initial stages of conducting its assessment of internal control over financial reporting as required by SOX 404. Guidance in AS No. 5 indicates that the size and complexity of the company, its business processes, and business units, may affect the way in which the company achieves many of its control objectives and its risk analysis. Management has not fully addressed the effect of this standard on the Company and accordingly, it is likely that the Company will be unable to achieve the level of compliance contemplated in SOX 404 to receive an unmodified opinion on its internal control over financial reporting from its external auditors. The Company will not be required to comply with SOX 404 until its first fiscal year ending on or after December 15, 2007.

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

For the six and three months ended June 30, 2007 and 2006 and the period from April 24, 2000 (date of inception) to June 30, 2007, we incurred $19,342, $20,000, $61,573, $49,553 and $2,531,727 in exploration costs, net of reimbursements, and $540,469, $247,880, $2,253,106, $378,509 and $14,358,398 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $560,000 or $— per share based on 305,216,830 weighted average shares outstanding for the six months ended June 30, 2007 and a net loss of approximately $268,000 or $— per share based on 305,216,830 weighted average shares outstanding for the three months ended June 30, 2007 compared to a net loss of approximately $2,360,000 or $(0.01) per share based on 297,910,200 weighted average shares outstanding for the six months ended June 30, 2006 and a net loss of approximately $452,000 or $— per share based on 305,216,830 weighted average shares outstanding for the three months ended June 30, 2006.

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

Cash Flow and Capital Resources

Through June 30, 2007, we have relied on the total consideration of $6,944,156 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock to support our limited operations. As of June 30, 2007, we had a cash balance of $19,597.

We plan to seek additional equity or debt financing of up to $1,500,000 which we plan to use for the next phase of our exploration program to be conducted through June 30, 2008, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

In August 2005, the field exploration commenced with a crew of 12. The crew completed drilling of 2 of the targets identified by PGW. In addition, the crew collected 38 alluvial and rock chip samples from prospective dykes and drainages adjacent to the airborne anomalies and completed ground magnetic surveys covering 20 of the airborne anomalies. The alluvial and rock chip samples along with selected core samples were sent to Saskatchewan Research Council Geoanalytical Laboratory (“SRC”) for processing. The results of the sample processing will be available in a few months. Exploration of the Torngat property has been suspended for the winter months due to inclement weather. WGM continues to analyze and compile all the available geophysical, geological and geochemical data. On October 18th, the Company was informed by WGM that all five objectives of the 2005 field program were achieved. Further field exploration of the Torngat property will not resume in 2007 while the Company evaluates a potential opportunity for a joint venture on property located in Quebec.

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

Dated: August __, 2007