Form 10KSB
period 2007-12-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2008-04-14
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-31585

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(Name of Small Business Issuer)

Delaware	06-1579927
(State or Other Jurisdiction	(IRS Employer Identification No.)
of Incorporation)

45 Rockefeller Plaza, Suite 2000
New York, NY	10111
(Address of Principal Executive Offices)	(Zip Code)

(212) 332-8016
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 11, 2008 is $2,489,965.

The number of shares outstanding of the Company’s common stock, as of April 11, 2008 is 358,216,830.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

TABLE OF CONTENTS

DESCRIPTION OF BUSINESS	3
DESCRIPTION OF PROPERTY	8
LEGAL PROCEEDINGS	10
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	10
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13
INDEX TO FINANCIAL STATEMENTS	17
FINANCIAL STATEMENTS	17
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	31
CONTROLS AND PROCEDURES	31
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	32
EXECUTIVE COMPENSATION	33
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	34
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	36
EXHIBITS AND REPORTS ON FORM 8-K	37
PRINCIPAL ACCOUNTANT FEES AND SERVICES	37
SIGNATURES	38
APPENDIX A	39

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

Item 1. Description of Business

We were incorporated in the State of Delaware on April 24, 2000. We are an exploration stage company that is engaged in the acquisition and exploration of mineral properties. Our initial focus is in the area of the Torngat fields located in the province of Quebec, Canada. Other than contracting with third parties to conduct exploration and gather data on our behalf, we have conducted no operations to date and do not expect to receive any revenues for at least the next two years. During the next two years we plan to continue to concentrate our efforts on exploration and data gathering. During the next two years we will be solely dependent on the availability of external financing to fund our operations. Our independent public accountants have expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital. If we are unable to secure adequate financing we will be unable to continue our exploration and data gathering efforts. Because we are an exploration stage company, we do not know if a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before the economic and legal feasibility of developing the properties can be determined.

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

On March 27, 2001, the Gem Trade Laboratory of the Gemological Institute of America (“G.I.A.”), an independent laboratory, issued a report in which they analyzed “random samples” of numerous transparent pink crystal fragments that were obtained from the property covered by our permits known as D.D.I. #1 (See map at Appendix A on page 38 of this Annual Report) in October 2000, by our agent Prospecting Geophysics Ltd. These samples were taken from property located in the original 469.05 square kilometers in the Torngat mountain region. The conclusion of the report was that the samples that ranged in size from approximately 0.40 to 0.70 MM consisted of natural corundum. Corundum is the hardest mineral after diamond. The samples obtained from the property covered by our permit were transparent pink suggesting that they consist of the “ruby” gem. A ruby is a red variety of the mineral corundum.

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

FY 2005, FY 2006 and FY 2007 Activities

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

In August 2005, the field exploration commenced with a crew of 12. The crew completed drilling of 2 of the targets identified by PGW. In addition, the crew collected 38 alluvial and rock chip samples from prospective dykes and drainages adjacent to the airborne anomalies and completed ground magnetic surveys covering 20 of the airborne anomalies. The alluvial and rock chip samples along with selected core samples were sent to Saskatchewan Research Council Geoanalytical Laboratory (“SRC”) for processing. The results of the sample processing will be available in a few months. Exploration of the Torngat property has been suspended for the winter months due to inclement weather. WGM continues to analyze and compile all the available geophysical, geological and geochemical data. On October 18th, the Company was informed by WGM that all five objectives of the 2005 field program were achieved. Further field exploration of the Torngat property did not resume in 2007 while the Company evaluated a potential opportunity for a joint venture on property located in Quebec.

We estimate that it will require approximately $1,500,000 to conduct an exploration program on the Torngat property through September 30, 2008. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision. If we continue with the exploration of the Torngat property, we plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

Government Regulation and Licensing

Our operations require licenses and permits from various governmental authorities. We believe that we presently hold all necessary licenses and permits required for our intended activities under applicable laws and regulations, and we believe that we are complying at the present time in all material respects with the terms of such licenses and permits. However, our licenses and permits are subject to changes in regulations and in various operating circumstances. We may not be able to obtain all necessary licenses and permits required to carry out exploration activities.

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

Period	High	Low
April 4, 2008	1.0328	1.0020	(1)
March 2008	1.0295	0.9765
February, 2008	1.0199	0.9711
January 2008	1.0369	0.9851
December 2007	1.0250	0.9756
November 2007	1.0003	0.9066
October 2007	1.0012	0.9440

(1) Represents the low rate on April 4, 2008.

Item 2. Description of Property

Please refer to Appendix A to this Annual Report at page 39, which contains a map of our permit locations.

We do not own real property, nor do we hold any other real property interest other than the exploration permits which we discuss above under the caption “Description of Business.” As noted above, we have engaged Prospecting Geophysics Ltd. as our on-site project manager for our exploration activities.

In compliance with Guide 7 of Industry Guides under the Securities Act of 1933 and the Securities Exchange Act of 1934, the following information is provided, since we are engaged or plan to be engaged in significant mining operations:

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

Prior to 2005, we hired Prospecting Geophysics Ltd. to conduct these exploration procedures. Mr. Peter Ferderber is the President of Prospecting Geophysics Ltd. Mr. Ferderber has over forty years of experience in mining exploration. In July 2005, the Company engaged Watts, Griffis and McOuat (“WGM”), a geological and engineering consulting firm. WGM was retained to oversee and direct the continuing exploration of the Torngat property. The first phase of exploration involved identifying areas on the property from which to take samples and gathering small samples from the properties for analysis. This analysis to date has demonstrated the presence of 10 micro diamonds in two samples taken. The second phase involves determining the extent of any kimberlite dykes that were located in phase one and to gather mini-bulk and bulk samples. This will enable us to determine if there are larger and more marketable diamonds on the properties. Phase two of our exploration began in April 2001 and was suspended in 2006 until further notice while the Company evaluates a potential opportunity for a joint venture on property located in Quebec. Operations are generally suspended from October to April because of inclement weather.

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

	High	Low
Fiscal Year 2006
First Quarter	0.035	0.020
Second Quarter	0.040	0.015
Third Quarter	0.019	0.007
Fourth Quarter	0.012	0.005

Fiscal Year 2007
First Quarter	0.008	0.005
Second Quarter	0.019	0.004
Third Quarter	0.014	0.005
Fourth Quarter	0.010	0.004

Fiscal Year 2008
First Quarter	0.015	0.004

Of the 358,216,830 shares of our common stock issued and outstanding as of April 11, 2008, 131,164,763 shares of our common stock are currently considered “restricted securities” and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Act unless registered under the Act.

As of April 11, 2008 the number of holders of record of our common stock was approximately 126.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future because we intend to retain our earnings to finance the expansion of our business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, our financial condition, capital requirements and business condition. We are prohibited from paying cash dividends on the common stock until any issued and outstanding preferred stock is converted into common stock. However, there were no shares of preferred stock outstanding as of December 31, 2007.

Equity Compensation Plan Information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	$0.00	1,500,000

Equity compensation plans not approved by security holders	0	$0.00	2,200,000

Total	0	$0.00	3,700,000

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

Operations to Date

We were incorporated in the State of Delaware in April of 2000. We have not engaged in commercial operations since inception, and therefore have not realized any revenues from operations since inception. We do not expect to commence operations in the foreseeable future and do not expect to generate revenue in calendar year 2008.

For the fiscal years ended December 31, 2007 and 2006 and the period from April 24, 2000 (date of inception) to December 31, 2007 we incurred $19,342, $61,746 and $2,531,727 in exploration costs, net of reimbursements and $1,451,220, $2,788,949 and $15,269,149 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of $1,470,562 or $(.00) per share based on 320,318,200 weighted average shares outstanding for the fiscal year ended December 31, 2007 compared to a net loss of $3,053,173 or $(.01) per share based on 301,593,542 weighted average shares outstanding for the fiscal year ended December 31, 2006.

Going Concern

In connection with their audit report on our financial statements as of December 31, 2007, Rodefer Moss & Co, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise sufficient capital.

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

Cash Flow and Capital Resources

Through December 31, 2007 we have relied on advances of approximately $1,700,000 from our principal stockholders, trade payables of approximately $196,000, notes payable of approximately 1,194,000 and proceeds of approximately $5,015,000 from the sale of common stock to support our limited operations. As of December 31, 2007, we had approximately $4,200 of cash.

We plan to seek additional equity or debt financing of up to $1,500,000 which we plan to use for the next phase of our exploration program to be conducted through December 31, 2008, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

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

In August 2005, the field exploration commenced with a crew of 12. The crew completed drilling of 2 of the targets identified by PGW. In addition, the crew collected 38 alluvial and rock chip samples from prospective dykes and drainages adjacent to the airborne anomalies and completed ground magnetic surveys covering 20 of the airborne anomalies. The alluvial and rock chip samples along with selected core samples were sent to Saskatchewan Research Council Geoanalytical Laboratory (“SRC”) for processing. The results of the sample processing will be available in a few months. Exploration of the Torngat property has been suspended for the winter months due to inclement weather. WGM continues to analyze and compile all the available geophysical, geological and geochemical data. On October 18th, the Company was informed by WGM that all five objectives of the 2005 field program were achieved. Further field exploration of the Torngat property did not resume in 2007 while the Company evaluated a potential opportunity for a joint venture on property located in Quebec.

We estimate that it will require approximately $1,500,000 to conduct an exploration program on the Torngat property through September 30, 2008. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision. If we continue with the exploration of the Torngat property, we plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and time of future taxable income and the potential changes in the ownership of the Company, which could subject our net operating loss carryforwards to substantial annual limitations, we offset our net deferred tax assets by an equivalent valuation allowance as of December 31, 2007.

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

Item 7. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	18

Balance Sheet December 31, 2007	19

Statements of Operations Years Ended December 31, 2007 and 2006 and Period from April 24, 2000 (Date of Inception) to December 31, 2007	20

Statements of Changes in Stockholders’ Deficiency Years Ended December 31, 2007 and 2006 and Period from April 24, 2000 (Date of Inception) to December 31, 2007	21

Statements of Cash Flows Years Ended December 31, 2007 and 2006 and Period from April 24, 2000 (Date of Inception) to December 31, 2007	22

Notes to Consolidated Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Diamond Discoveries International Corp.:

We have audited the accompanying balance sheet of DIAMOND DISCOVERIES INTERNATIONAL CORP. (An Exploration Stage Company) as of December 31, 2007, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the two years then ended and from inception (April 24, 2000) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Discoveries International Corp. as of December 31, 2007, and the results of its operations and cash flows for the two years then ended and from inception (April 24, 2000) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company had not generated any revenues from its operations and it had working capital and stockholders’ deficiencies as of December 31, 2007. Such matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee
April 14, 2008

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current assets
Cash	$4,213
Other current assets	38,418
42,631

Property and equipment, net	119,813
Other assets	38,334

Total	$200,778

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Notes payable	$1,596,822
Accounts payable	196,447
Advances from stockholders	241,951
2,035,220

Total liabilities	2,035,220

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 358,216,830 shares issued and outstanding	358,217
Additional paid-in capital	16,684,041
Deficit accumulated during the exploration stage	(17,501,989)
Accumulated other comprehensive income (loss)	(936,572)
Unearned compensation	(438,139)

Total stockholders’ deficiency	(1,834,442)

Total	$200,778

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2007

	2007	2006	April 24, 2000 to December 31, 2007
Revenues	$—	$—	$—

Operating expenses:
Exploration costs	78,298	61,746	3,737,362
Reimbursements of exploration costs	(58,956)	—	(1,205,635)
Exploration costs, net of reimbursements	19,342	61,746	2,531,727
General and administrative expenses	1,451,220	2,788,949	15,269,149

Total operating expenses	1,470,562	2,850,695	17,800,876

Operating loss	(1,470,562)	(2,850,695)	(17,800,876)

Other income (expenses)
(Loss) gain on modification of debt	—	(155,713)	1,193,910
Interest expense	—	(46,765)	(895,023)

Net loss	$(1,470,562)	$(3,053,173)	$(17,501,989)

Basic net loss per common share	$—	$(.01)

Basic weighted average common shares outstanding	320,318,230	301,593,542

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2007 AND 2006 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO DECEMBER 31, 2007

	Preferred stock		Common stock		Additional paid-in	Deficit Accumulated during the exploration	Accumulated other comprehensive income	Subscriptions receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)	9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)	—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)	51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,419,547)	—	—	—	—	(3,419,547)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,571,238)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	—	247,616,830	247,617	14,658,141	(12,978,254)	(643,860)	—	—	(2,205,373)	(921,729)
Issuance of shares as payment for services	—	—	46,000,000	46,000	1,334,000	—	—	—	—	—	1,380,000
Proceeds from issuance of common stock	—	—	100,000	100	3,400	—	—	—	—	—	3,500
Issuance of stock options	—	—	—	—	150,000	—	—	—	—	(150,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	11,500,000	11,500	103,500	—	—	—	—	—	115,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	1,142,674	1,142,674
Net loss	—	—	—	—	—	(3,053,173)	—	—	—	—	(3,053,173)
Foreign currency translation adjustment	—	—	—	—	—	—	(48,535)	—	—	—	(48,535)
Total comprehensive loss ($3,101,708)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2006	—	—	305,216,830	305,217	16,249,041	(16,031,427)	(692,395)	—	—	(1,212,699)	(1,382,263)
Issuance of shares as payment for services	—	—	52,000,000	52,000	416,000	—	—	—	—	—	468,000
Issuance of stock options	—	—	—	—	10,000	—	—	—	—	(10,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	1,000,000	1,000	9,000	—	—	—	—	—	10,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	784,560	784,560
Net loss	—	—	—	—	—	(1,470,562)	—	—	—	—	(1,470,562)
Foreign currency translation adjustment	—	—	—	—	—	—	(244,177)	—	—	—	(244,177)
Total comprehensive loss ($1,714,739)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2007	—	$—	358,216,830	$358,217	$16,684,041	$(17,501,989)	(936,572)	—	$—	$(438,139)	$(1,834,442)

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2007

	2007	2006	April 24, 2000 to December 31, 2007
Operating activities:
Net loss	$(1,470,562)	$(3,053,173)	$(17,501,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	468,000	1,380,000	5,073,250
Amortization of unearned compensation	784,560	1,142,674	3,516,361
Amortization of discount on note payable	—	45,107	45,107
Forgiveness of stock subscriptions	—	—	361,295
(Loss) gain on modification of debt	—	155,713	(1,193,910)
Cost of mineral permits paid through the issuance of common stock	—	—	50,000
Loss on disposal of property and equipment	—	4,147	4,147
Depreciation	46,947	47,908	124,931
Changes in operating assets and liabilities:
Other assets	—	(13,787)	(54,795)
Accounts payable	4,410	47,606	2,860,393
Accrued expenses	—	—	—
Net cash used in operating activities	(166,645)	(243,805)	(6,715,210)

Investing activities:
Purchases of property and equipment	—	—	(252,733)
Proceeds from sale of property and equipment	—	10,000	10,000
Net cash provided by (used in) investing activities	—	10,000	(242,733)

Financing activities:
Advances from stockholders, net	159,423	15,028	1,699,818
Proceeds from issuance of notes payable, net	—	65,415	247,123
Proceeds from issuance of common stock and warrants	10,000	118,500	5,015,215
Net cash provided by financing activities	169,423	198,943	6,962,156

Net increase (decrease) in cash	2,778	(34,862)	4,213
Cash, beginning of period	1,435	36,297	—

Cash, end of period	$4,213	$1,435	$4,213

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

Other than contracting with third parties to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of December 31, 2007. Accordingly, it is considered an “exploration stage company” for accounting purposes. In addition to exploration costs, the Company incurs general and administrative expense which consists primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital deficiency of approximately $1,993,000 and a stockholders’ deficiency of approximately $1,834,000 as of December 31, 2007. Management believes that the Company will not generate any revenues during the twelve month period subsequent to December 31, 2007 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Since its inception, the Company has received total consideration of $6,962,156 as a result of proceeds of shareholder advances, the issuance of notes payable and the sales of common stock, management believes that the Company will still need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least December 31, 2008 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Since the Company had a net loss for the years ended December 31, 2007 and 2006, the assumed effects of the exercise of the warrants to purchase 95,576,849 shares of common stock that were issued during 2005 and the application of the treasury stock method would have been anti-dilutive. Therefore, there is no diluted per share amounts in the 2007 and 2006 statements of operations.

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

The Company recorded a loss of $1,470,562, $3,053,173 and $17,501,989 during the years ended December 31, 2007 and 2006 and the period from April 24, 2000 (Date of Inception) to December 31, 2007, respectively. During the years ended December 31, 2007 and 2006, the Company recorded a net foreign currency translation adjustment of $244,177 and $48,535, respectively, in its interest in the Torngat Mountains operations reflecting a strengthening of the Canadian dollar against the U. S. dollar which is included in accumulated other comprehensive income (loss). Translation adjustments for prior periods have been immaterial.

Comprehensive loss

Comprehensive loss consists of net loss for the period, unrealized hedging transactions and foreign currency translation adjustments.

Recent accounting pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the measurement and financial statement recognition of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations, financial position or liquidity.

In September 2006, the FASB issued Statement of Financial Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Standards No. 141(R) (“SFAS No. 141(R)”), “Business Combinations,” which revises the previously issued SFAS 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the potential impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. FAS 160 will be applied prospectively, with a disclosure requirement for existing minority interests to be applied retrospectively. The Company is currently evaluating the potential impact on its consolidated financial statements.

Note 3—Permits:

Pursuant to an agreement consummated on September 12, 2000, the Company acquired certain permits in the Torngat Fields from Peter Ferderber and S. G. Hawkins, who are key consultants and advisors to the Company, for total consideration of $90,540, of which $40,540 ($60,000 Canadian) represents the amount paid in cash and $50,000 represents the fair value of a total of 2,000,000 shares of the Company’s common stock issued to Messrs. Ferderber and Hawkins. The exchange of shares for the permits was a non-cash transaction that is not reflected in the accompanying statement of cash flows for the period from April 24, 2000 to December 31, 2007.

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

At December 31, 2007, major classes of property and equipment are as follows:

	2007	Estimated Useful Lives
Drilling equipment	$239,626	5 years
Less accumulated depreciation	(119,813)

Property and equipment, net	$119,813

Depreciation expense for the year ended December 31, 2007 and 2006 was $46,947 and $47,908, respectively.

Note 5—Notes payable:

In November 2005, the Company and Prospecting Geophysics Ltd. (“PGL”) entered into an agreement whereby the amount due to PGL was converted to a non-interest bearing note payable totaling $1,500,000 (Canadian). The note is secured with the permits identified in Note 3. In connection with the agreement, the Company recorded a gain on the modification of debt of $1,349,623 during 2005. The Company recorded the note using a 12% discount rate. The Company was unable to make the scheduled payments ($600,000 Canadian) during 2006 under this note payable and therefore the note is effectively in default.  As such, the entire balance of the note payable is shown as being currently due in the accompanying consolidated balance sheet and the Company recorded a loss on the modification of debt of $155,713 during 2006.

The Company recorded a charge of $46,765 to interest expense to amortize the discount on the note payable for the year ended December 31, 2006.

Note 6—Stockholders’ equity:

Preferred stock

As of December 31, 2007, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. No shares of preferred stock had been issued by the Company as of December 31, 2007.

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

In September 2007, the Company issued 52,000,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $468,000 which approximated the fair value of the shares. In October 2007, the Company issued 1,000,000 shares of its common stock in connection with the exercise of stock options.

The issuances of common stock for services and in payment of accounts payable, 8% demand notes payable and advances to stockholders were non-cash transactions and, accordingly, they are not reflected in the accompanying statements of cash flows for the years ended December 31, 2007 and 2006 and the period from April 24, 2000 (Date of Inception) to December 31, 2007.

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

In October 2007, the Company issued options to acquire 1,000,000 shares of its common stock at an exercise price of $.01 per share to consultants and other non-employees. The options had an aggregate fair market value of $10,000 at the date of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $10,000 to record the fair value of the options.

The Company recorded a charge of $784,560 and $1,142,674 to compensation expense to amortize unearned compensation for the years ended December 31, 2007 and 2006, respectively.

The following assumptions were used to price options granted during the years ended December 31, 2007 and 2006, all of whose exercise price was less than market at the date of grant: Risk free rate of return, 4%; expected life, 3 years; expected volatility, 300.59%; expected dividends, zero.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the years ended December 31, 2007 and 2006.

	2007		2006
	Shares	Weighed Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding beginning of year	1,500,000	$0.01	11,200,000	$0.04
Options expired	(1,500,000)	$0.01	(3,200,000)	$0.11
Options exercised	(1,000,000)	$0.01	(11,500,000)	$0.01
Options granted	1,000,000	$0.01	5,000,000	$0.01

Options outstanding end year	—	$—	1,500,000	$0.01

Options exercisable end of year	—	$—	1,500,000	$0.01

Options price range, end of year	$—		$0.01
Options price range for exercised shares	$—		$0.01
Options available for grant at end of year	3,700,000		3,200,000
Weighted average fair value of options granted during the year	$0.01		$0.01
Weighted average exercise price of options granted during the year	$0.01		$0.01

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

Note 7—Income taxes:

As of December 31, 2007, the Company had net operating loss carryforwards of approximately $18,439,000 available to reduce future Federal taxable income which will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, if any, the Company offset the deferred tax assets of approximately $7,375,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2007.

The Company had also offset the potential benefits from net operating loss carryforwards of approximately $6,690,000 and $5,449,000 by equivalent valuation allowances as of December 31, 2006 and 2005. As a result of the increases in the valuation allowance of $685,000 for the year ended December 31, 2007, $1,241,000 for the year ended December 31, 2006 and $7,375,000 for the period from April 24, 2000 to December 31, 2007, the Company did not recognize any credits for income taxes in the accompanying statements of operations to offset its pre-tax losses in any of those periods.

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

*        *        *

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8 A. Controls and Procedures

Our chief executive officer/chief financial officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls, such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon evaluations of these controls and procedures as of the end of the period covered by this report, the certifying officer has concluded, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officer as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting during the year ended December 31, 2007 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

The following Table sets forth certain information regarding the executive officers and directors of the Company as of April 11, 2008. All officers and directors are elected for a term of one year and until their successors are elected.

Name	Age	Company Position
Edward C. Williams	47	Chairman, President, CEO, Secretary, Treasurer, Director and Principal Accounting Officer
Antonio Sciacca	49	Director

Edward C. Williams

Mr. Williams has been our chief executive officer, secretary, and a director since March 2004. Mr. Williams has served as President and Chief Executive Officer of Williams Financial Group, Inc., a financial and business consulting firm from December 1996 to present. In addition, from May 1999 to December 1999, he was a director of iCommerce Group, Inc. and was Chief Financial Officer, Treasurer and Assistant Secretary. From September 1997 to February 1999, Mr. Williams was the Chief Financial Officer of Caribbean Cigar Company. He also served as Interim President from June 1998 to July 1998. He was a Director from November 1997 to February 1999. Mr. Williams was Vice President - Finance of DenAmerica Corp. from April 1996 to July 1996, and he was Chief Financial Officer of American Family Restaurants, Inc. from February 1993 to March 1996, when American Family Restaurants, Inc. merged with DenWest Restaurant Corp. Both of such corporations operated restaurants. From 1987 until January 1993, Mr. Williams was employed by KPMG, most recently as a senior manager.

Antonio Sciacca

Mr. Sciacca has been a director since March 2007. Since 1995 Mr. Sciacca has been the Director of Programs/Operations of North American Controls Inc a manufacturing company with facilities for the U.S. defense industry. Mr. Sciacca currently sits on the board of Immaculate Conception schools in Warren, Michigan.

Conflicts of Interest

Our management has other financial and business interests to which a significant amount of time is devoted which may pose conflicts of interest with regard to allocation of their time and efforts. Teodosio Pangia, our former president, director and CEO beneficially owns 1.3% of our common stock and is also the sole principal of Epwort Trading, Ltd., a holder of 20.7% of our common stock, and beneficially owns and/or controls, either directly or indirectly, seven companies, Altea Investments, Ltd., Gata Investments, Ltd., Baychester Investments, Ltd., TVP Capital Corp., Bekeman Investments, Ltd., Aester Investment Holdings Limited and S D Investments, Ltd., which in the aggregate hold 8,243,000 shares or 2.3% of our shares of common stock. There can be no assurance that management will resolve all conflicts of interest in favor of Diamond Discoveries. Failure of management to conduct Diamond Discoveries’ business in its best interest may result in liability of the management to Diamond Discoveries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to the Company. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that SEC beneficial ownership reporting requirements for fiscal 2007 were met with the following exceptions:

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

Item 10. Executive Compensation

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the years ended December 31, 2007 and 2006, to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the years ended December 31, 2007 and 2006 (our “named executive officers”):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Awards ($)	Securities Under-lying Options/ SARS (#)	All Other Compen-sation ($)
Edward C. Williams(1)	2007	$90,000
Chief Executive and Chief Financial Officer	2006	90,000

(1) During 2007 and 2006, the salary for Mr. Williams was paid by the issuance of shares of common stock in the Company.

Grants of Plan Based Awards

There were no grants under plan based awards during fiscal 2007 or 2006.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of December 31, 2007 for the CEO.

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

Other Arrangements.

During the years ended December 31, 2007 and 2006, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements.

We have not entered into employment agreements with any of our officers or directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group as of April 11, 2008:

Name and Address of Beneficial Owner(1)	Amount and Nature of Ownership		Approximate % of Class(2)
Edward C. Williams Chairman, President, CEO, Secretary, CFO and Director	875,000		*
Antonio Sciacca, Director	14,114,286		3.9%
Directors and Officers as a Group	14,989,286		4.2%
Teodosio V. Pangia	92,386,526	(3)(4)	24.1%
Epwort Trading Ltd.(5)	75,643,526	(4)	19.7%

*	Less than 1%

(1)	Unless otherwise indicated, the beneficial owner’s address is the same as the Company’s principal office.

(2)	Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.

(3)
Includes an aggregate of 8,243,000 shares held TVP Capital Corp., Altea Investments, Ltd., Gata Investments, Ltd., Bekeman Investments, Ltd., SD Investments, Ltd., Baychester Investments Ltd., and Aester Investments Holdings Limited, companies beneficially owned and/or controlled (directly or indirectly) by Mr. Pangia, 4,500,000 shares held by Mr. Pangia and 53,821,763 shares held by Epwort Trading, Ltd., see footnote (4) below.

(4)	Includes 25,821,763 shares of common stock that are issuable under warrants.

(5)	Teodosio V. Pangia is the sole officer, director and shareholder of Epwort Trading, Ltd.

Equity Compensation Plan Information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	$0.00	1,500,000

Equity compensation plans not approved by security holders	0	$0.00	2,200,000

Total	0	$0.00	3,700,000

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

Item 12. Certain Relationships and Related Transactions.

Teodosio Pangia, our former president, director and CEO, beneficially owns 4,500,000 shares or 1.3% of our shares or common stock and is the sole principal of Epwort Trading Ltd., which owns 79,643,526 shares, including 25,821,763 issuable upon the exercise of warrants, or 20.7% of our shares of common stock and beneficially owns and/or controls, either directly or indirectly, seven companies, TVP Capital Corp., Altea Investments, Ltd., Gata Investments, Ltd., Baychester Investments, Ltd., Bekeman Investments, Ltd., Aester Investments Holdings Limited and S D Investments, Ltd., which in the aggregate hold 8,243,000 shares or 2.3% of our shares of common stock.

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

We entered into a Prospecting and Survey Agreement with Prospecting Geophysics Ltd. dated November 20, 2000, whereby Prospecting Geophysics Ltd. will act as the project manager for the Company’s mineral exploration operations. Peter Ferderber is the President of Prospecting Geophysics Ltd. Under the agreement, we are to pay for Mr. Ferderber’s services at a rate of $500 per day, on days that he personally attends the properties, in addition to reimbursing all expenses incurred by Prospecting Geophysics on behalf of the Company. Mr. Ferderber anticipates attending the properties approximately five to seven days every month. Prospecting Geophysics is required under the agreement to conduct prospecting and surveying activities on our behalf. The agreement has a term of eighteen (18) months with automatic renewal unless either party gives 30 days’ notice of its intent to terminate. During the years ended December 31, 2007 and 2006 and the periods from April 24, 2000 (date of inception) to December 31, 2007, we incurred exploration costs by Prospecting Geophysics Ltd. of $0 Canadian, $0 Canadian and $3,992,022 Canadian, respectively. In addition, the Company owed Prospecting Geophysics Ltd. $1,500,000 Canadian at December 31, 2007.

Item 13. Exhibits and Reports on Form 8-K.

There were no Current Reports on Form 8-K filed by the Registrant during the fourth quarter of the calendar year ended December 31, 2007.

Exhibit Number	Description of Document

3.1	Articles of Incorporation as filed on April 24, 2000(1)

3.2	Bylaws of Diamond Discoveries International Corp.(1)

10.1	Acquisition Agreement dated September 12, 2000 between the Company and Peter Ferderber, Stanley Hawkins and Tandem Resources Ltd.(2)

10.2	Prospecting and Survey Agreement between Prospecting Geophysics Ltd and the Company dated August 14, 2000.(1)

10.3	Transfer of Mining Rights between Peter Ferderber and the Company dated June 20, 2000.(1)

10.4	Option Agreement between Diamond Discoveries International Corp. and Tandem Resources Ltd. dated September 12, 2000.(2)

10.5	Revised Prospecting and Survey Agreement between Prospecting Geophysics Ltd. and the Company dated November 20, 2000.(2)

10.6	Investment Agreement, dated as of May 10, 2007 by and between Diamond Discoveries International Corp. and Dutchess Private Equities Fund, Ltd.(4)

10.7	Registration Rights Agreement, dated as of May 10, 2007, by and between Diamond Discoveries International Corp. and Dutchess Private Equities Fund, Ltd.(4)

14	Code of Ethics for the Chief Executive Officer and Chief Financial Officer(3)

31.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Title opinion of Lavery, de Billy on the Mining Exploration Permits.(1)

(1)	Previously filed on September 21, 2000 as part of the Company’s Registration Statement on Form 10-SB, File No. 0-31585.

(2)	Previously filed on December 1, 2000 as part of the Company’s Amended Registration Statement on Form 10-SB, File No. 0-31585.

(3)	Previously filed on April 14, 2004 as an exhibit to Form 10-KSB.

(4)	Previously filed on May 14, 2007 as an exhibit to Form 8-K.

Item 14. Principal Accountant Fees and Services

During 2007 and 2006, the Company incurred the following fees for professional services rendered by the principal accountant:

	2007	2006
Fees for audit services	$30,100	$28,456
Fees for audit-related services	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

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

Dated: April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Edward C. Williams
Edward C. Williams,
Chairman, President, CEO, Secretary, Treasure, Director and Principal Accounting Officer

Dated: April 14, 2008

By:	/s/ Antonio Sciacca
Antonio Sciacca, Director

Dated: April 14, 2008

APPENDIX A