Form 10KSB/A
period 2007-12-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2008-08-13
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed by Diamond Discoveries International Corp. (the “Company”) on April 14, 2008 (the “Original 10-KSB”). The Company is amending Item 8A, Controls and Procedures, to include Management’s Report on Internal Control over Financial Reporting, to provide the required disclosures under provisions of Item 308 in Regulation S-B.

This Amendment to the Annual Report on Form 10-KSB of the Company has not been updated or modified in any other way and speaks only as of the date of the original filing, April 14, 2008.

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

*        *        *

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8 A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Antonio Sciacca and Chief Financial Officer, Mr. Edward Williams. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2007.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Annual Report.

Changes in internal control

There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

DIAMOND DISCOVERIES INTERNATIONAL CORP.

By:	/s/ Antonio Sciacca
Antonio Sciacca
Chief Executive Officer and Director

Dated: August 12, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Antonio Sciacca
Antonio Sciacca
Chief Executive Officer and Director

Dated: August 12, 2008

By:	/s/ Edward C. Williams
Edward C. Williams Chief Financial Officer and Director

Dated: August 12, 2008

APPENDIX A