Form 10-Q
period 2008-06-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2008-08-19
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

(212) 332-8016
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller Reporting Company ☒

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

The number of shares outstanding of Registrant’s common stock, as of August 19, 2008 is 363,966,830.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2008
(Unaudited)

ASSETS

Current assets:
Cash	$7,042
Other current assets	37,266
44,308

Property and equipment, net	95,142
Other assets	37,348

Total	$176,798

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:

Notes payable - current portion	$1,517,627

Accounts payable	206,623
Advances from stockholders	279,452
Total current liabilities	2,003,702

Stockholders’ deficit:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 363,966,830 shares issued and outstanding	363,967
Additional paid-in capital	16,819,541
Deficit accumulated during the exploration stage	(17,908,084)
Accumulated other comprehensive income (loss)	(890,803)
Unearned compensation	(211,525)
Total stockholders’ deficit	(1,826,904)

Total	$176,798

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007 AND PERIOD
FROM APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2008
(Unaudited)

	Six Months Ended June 30,		Three Months June 30,
	2008	2007	2008	2007	Cumulative

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Exploration costs	—	78,298	—	20,000	3,737,362
Reimbursements of exploration costs	—	(58,956)	—	—	(1,205,635)
Exploration costs, net of reimbursements	—	19,342	—	20,000	2,531,727
General and administrative expenses	406,095	540,469	267,575	247,880	15,675,244
Totals	406,095	559,811	267,575	267,880	18,206,971

Operating loss	(406,095)	(559,811)	(267,575)	(267,880)	(18,206,971)

Other income (expenses)
Gain on modification of debt	—	—	—	—	1,193,910
Interest expense	—	—	—	—	(895,023)

Net loss	$(406,095)	$(559,811)	$(267,575)	$(267,880)	$(17,908,084)

Basic net loss per common share		$—	$—	$—

Basic weighted average common shares Outstanding	361,091,830	305,216,830	363,966,830	305,216,830

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
SIX MONTHS ENDED JUNE 30, 2008 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO JUNE 30, 2008

						Deficit	Accumulated
						Accumulated	other
					Additional	during the	comprehensive	Subscriptions
	Preferred stock		Common stock		paid-in	exploration	income	receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250

Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)

Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,419,547)	—	—	—	—	(3,419,547)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,571,238)	—	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2005	—	—	247,616,830	247,617	14,658,141	(12,978,254)	(643,860)	—	—	(2,205,373)	(921 ,729)

Issuance of shares as payment for services	—	—	46,000,000	46,000	1,334,000	—	—	—	—	—	1,380,000
Proceeds from issuance of common stock	—	—	100,000	100	3,400	—	—	—	—	—	3,500
Issuance of stock options	—	—	—	—	150,000	—	—	—	—	(150,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	11,500,000	11,500	103,500	—	—	—	—	—	115,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	1,142,674	1,142,674
Net loss	—	—	—	—	—	(3,053,173)	—	—	—	—	(3,053,173)
Foreign currency translation adjustment	—	—	—	—	—	—	(48,535)	—	—	—	(48,535)
Total comprehensive loss ($2,731,674)	—	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2006	—	—	305,216,830	305,217	16,249,041	(16,031,427)	(692,395)	—	—	(1,212,699)	(1,382,263)

Issuance of shares as payment for services	—	—	52,000,000	52,000	416,000	—	—	—	—	—	468,000
Issuance of stock options	—	—	—	—	10,000	—	—	—	—	(10,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	1,000,000	1,000	9,000	—	—	—	—	—	10,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	784,560	784,560
Net loss	—	—	—	—	—	(1,470,562)	—	—	—	—	(1,470,562)
Foreign currency translation adjustment	—	—	—	—	—	—	(244,177)	—	—	—	(244,177)
Total comprehensive loss ($1,714,739)	—	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2007	—	—	358,216,830	358,217	16,684,041	(17,501,989)	(936,572)	—	—	(438,139)	(1,834,442)

Proceeds from issuance of common stock	—	—	5,750,000	5,750	135,500	—	—	—	—	—	141,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	226,614	226,614
Net loss	—	—	—	—	—	(406,095)	—	—	—	—	(406,095)
Foreign currency translation adjustment	—	—	—	—	—	—	45,769	—	—	—	45,769
Total comprehensive loss ($395,326)	—	—	—	—	—	—	—	—	—	—	—

Balance, June 30, 2008	—	$—	363,966,830	$363,967	$16,819,541	$(17,908,084)	$(890,803)	—	$—	$(211,525)	$(1,826,904)

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2008
(Unaudited)

	Six Months Ended June 30,
	2008	2007	Cumulative

Operating activities:
Net loss	$(406,095)	$(559,811)	$(17,908,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	—	—	5,073,250
Amortization of unearned compensation	226,614	398,779	3,742,975
Amortization of discount on note payable	—	—	45,107
Forgiveness of stock subscription	—	—	361,295
Gain on modification of debt	—	—	(1,193,910)
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Loss on disposal of property and equipment	—	—	4,147
Depreciation	23,862	23,158	148,793
Changes in operating assets and liabilities -
Other assets	—	—	(54,795)
Accounts payable	14,697	4,613	2,875,090
Accrued expenses	—	—	—
Net cash used in operating activities	(140,922)	(133,261)	(6,856,132)

Investing activities
Purchases of property and equipment	—	—	(252,733)
Proceeds from sale of property and equipment	—	—	10,000
Net cash used in investing activities	—	—	(242,733)

Financing activities:
Advances from stockholders, net	37,501	151,423	1,737,319
Proceeds from issuance of notes payable, net of payments	(35,000)	—	212,123
Proceeds from issuance of common stock	141,250	—	5,156,465
Net cash provided by financing activities	143,751	151,423	7,105,907

Net increase (decrease) in cash	2,829	18,162	7,042

Cash, beginning of period	4,213	1,435	—

Cash, end of period	$7,042	$19,597	$7,042

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Business and basis of presentation:

The condensed consolidated financial statements include the accounts of Diamond Discoveries International Corp., which was incorporated in the State of Delaware on April 24, 2000, and its wholly owned subsidiary Diamond Discoveries Canada, Inc. (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company is engaged in activities related to the exploration for mineral resources in Canada. It conducts exploration and related activities through contracts with third parties.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2008, its results of operations for the six and three months ended June 30, 2008 and 2007, its changes in stockholders’ deficit for the six months ended June 30, 2008, its cash flows for the six months ended June 30, 2008 and 2007 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to June 30, 2008. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2007 and for the periods ended December 31, 2007 and 2006 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the year ended December 31, 2007 that was previously filed with the SEC.

The results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Other than contracting with WGM and PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of June 30, 2008. Accordingly, it is considered an “exploration stage company” for accounting purposes. In addition to exploration costs, the Company incurs general and administrative expenses which consist primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital deficit of approximately $1,959,000 and a stockholders’ deficit of approximately $1,827,000 as of June 30, 2008. Management believes that the Company will not generate any revenues during the twelve month period subsequent to June 30, 2008 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Since its inception, the Company has received total consideration of $7,105,907 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock. Management believes that the Company will still need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to June 30, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least June 30, 2009 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Since the Company had a net loss for the six and three months ended June 30, 2008 and 2007, the assumed effects of the exercise of the warrants to purchase 95,576,849 shares of common stock that were issued in 2005 and the application of the treasury stock method would have been anti-dilutive. Therefore, there is no diluted per share amounts in the 2008 and 2007 statements of operations.

Note 3 - Refundable tax credit:

The Company is eligible for a refundable tax credit given by the Province of Quebec to encourage mineral exploration in the province. Eligible expenses include exploration expenses within Quebec.

The Company files a tax return claiming the refundable tax credit. However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit. Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment. During the six and three months ended June 30, 2008, the Company did not receive any refunds under the program. During the six and three months ended June 30, 2007, the Company received refunds under the program of $58,956 and $—, respectively.

Note 4 - Property and equipment:

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of such assets. Expenditures for maintenance and repairs are charged to expense as incurred.

At June 30, 2008, major classes of property and equipment are as follows:

		Estimated
		Useful
	2008	Lives
Drilling equipment	$237,856	5 years
Less accumulated depreciation	(142,714)

Property and equipment, net	$95,142

Depreciation expense for the six and three months ended June 30, 2008 was $23,862 and $11,923, respectively, and for the six and three months ended June 30, 2007 was $23,158 and $11,791, respectively.

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

Note 6 - Advances from stockholders:

Advances from stockholders of $279,452 at June 30, 2008 were non-interest bearing and due on demand.

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

As of June 30, 2008, the Company had net operating loss carryforwards of approximately $18,799,000 available to reduce future Federal taxable income which will expire through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $7,520,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2008.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2007. As a result of the increases in the valuation allowance of approximately $144,000 and $125,000 in the six and three months ended June 30, 2008, respectively, $276,000 and $154,000 in the six and three months ended June 30, 2007, respectively, and $7,520,000 in the period from April 24, 2000 to June 30, 2008, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

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

In October 2007, the Company issued 1,000,000 shares of its common stock in connection with the exercise of stock options. The options had an aggregate fair market value of $10,000 at the date of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $10,000 to record the fair value of the options

There were no options granted during the six and three months ended June 30, 2008.

The Company recorded a charge of $226,614 and $114,144 to compensation expense to amortize unearned compensation for the six and three months ended June 30, 2008, respectively and $398,779 and $200,491 to compensation expense to amortize unearned compensation for the six and three months ended June 30, 2007, respectively.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the six months ended June 30, 2008 and 2007.

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

Note 11 - Internal Controls:

  Our principal executive officer and principal financial officer have evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2008. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2008. No change in internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

The effectiveness of our or any other system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, our disclosure controls and procedures and internal control over financial reporting may not prevent all errors or improper acts or ensure that all material information will be made known to appropriate management in a timely fashion. Still, because of the substantial work performed in reviewing our controls and the enhanced procedures and controls we have implemented to help ensure the proper evaluation and disclosure of the financial information for the periods covered by this report, management, including the principal executive officer and principal financial officer, believes that the financial information for the periods covered by this report and the accompanying consolidated financial statements are fairly stated in all material respects.

* * *

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion regarding us and our business and operations contains forward-looking statements. Such statements consist of any statement other than a recitation of historical fact, and can be identified by the use of such forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon, or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The Company undertakes no obligation to release publicly the results of any future revisions it may take to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Operations to Date

We were incorporated in the State of Delaware in April of 2000. We have not engaged in commercial operations since inception, and therefore have not realized any revenues from operations since inception. We do not expect to commence operations in the foreseeable future and do not expect to generate revenue in calendar year 2008.

For the six and three months ended June 30, 2008 and 2007 and the period from April 24, 2000 (date of inception) to June 30, 2008, we incurred $—, $—, $19,342, $20,000 and $2,531,727, respectively, in exploration costs, net of reimbursements, and $406,095, $267,575, $540,469, $247,880 and $15,675,244 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $406,000 or $— per share based on 361,091,830 weighted average shares outstanding for the six months ended June 30, 2008 and a net loss of approximately $268,000 or $— per share based on 363,966,830 weighted average shares outstanding for the three months ended June 30, 2008 compared to a net loss of approximately $560,000 or $— per share based on 305,216,830 weighted average shares outstanding for the six months ended June 30, 2007 and a net loss of approximately $268,000 or $— per share based on 305,216,830 weighted average shares outstanding for the three months ended June 30, 2007.

Going Concern

In connection with their report on our audited consolidated financial statements as of December 31, 2007, Rodefer Moss & Co, PLLC, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

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

Cash Flow and Capital Resources

Through June 30, 2008, we have relied on the total consideration of $7,105,907 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock to support our limited operations. As of June 30, 2008, we had a cash balance of $7,042.

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

After consulting with WGM, we estimate that it will require approximately $1,500,000 to conduct any further exploration program through December 31, 2008. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision. We plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

We employ one individual on a part time basis, who is an executive officer. We do not expect any significant changes in the number of employees within the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our activities are primarily carried out in Canada. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities.

Item 4. Controls and Procedures

Review of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2008. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of June 30, 2008. No change in internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

The effectiveness of our or any other system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely.  As a result, our disclosure controls and procedures and internal control over financial reporting may not prevent all errors or improper acts or ensure that all material information will be made known to appropriate management in a timely fashion.  Still, because of the substantial work performed in reviewing our controls and the enhanced procedures and controls we have implemented to help ensure the proper evaluation and disclosure of the financial information for the periods covered by this report, management, including the principal executive officer and principal financial officer, believes that the financial information for the periods covered by this report and the accompanying consolidated financial statements are fairly stated in all material respects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes with respect to the risk factors previously disclosed in our 2007 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2008, in connection with a private placement of its common stock, the Company issued 5,750,000 shares of its common stock for $141,250.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

Exhibits.

Exhibit Number	Description of Document
31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification by the Principal Financial and Accounting Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Antonio Sciacca
Antonio Sciacca, Chairman, President, CEO, Director and Principal Executive Officer

Dated: August 19, 2008

By:	/s/ Edward C. Williams
Edward C. Williams, Secretary, Treasurer, Director and Principal Accounting Officer

Dated: August 19, 2008