Form 10KSB/A
period 2007-12-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2008-09-30
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

Explanatory Note

This Annual Report on Form 10-KSB/A (“Amendment No. 2”)  is filed as an amendment to the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed by Diamond Discoveries International Corp. (the “Company”) on April 14, 2008 as subsequently amended on August 13, 2008 (the “Original 10-KSB”). The Company is further amending Item 8A, Controls and Procedures, to disclose the Company's revised conclusion on the effectiveness of its disclosure controls and procedures, mainly that its disclosure controls and procedures were not effective as of December 31, 2007.

This Amendment No. 2 to the Annual Report on Form 10-KSB of the Company has not been updated or modified in any other way and speaks only as of the date of the original filing, April 14, 2008.

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

*        *        *

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8 A. Controls and Procedures

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Antonio Sciacca and Chief Financial Officer, Mr. Edward Williams. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective. In making this evaluation, the Chief  Executive Officer and Chief Financial Officer considered, among other things, the material weakness in our internal control over financial reporting described below.

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

(B) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that, as of December 31, 2007, the Company did not maintain effective internal controls over financial reporting due to our limited number of employees which resulted in our inability to effectively segregate all conflicting duties.

Currently we employ one individual who is in charge of our accounting and financial duties on a day-to-day basis and we also use one consultant to assist in the preparation of the financial statements and accompanying footnotes.

To remedy this material weakness, we will, to the extent possible, implement procedures to assure the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. Further, concurrent with having sufficient resources we will engage additional individuals to assist us in remedying this material weakness.

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

(C) CHANGES IN INTERNAL CONTROL

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

Dated: September 30, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Antonio Sciacca
Antonio Sciacca
Chief Executive Officer and Director

Dated: September 30, 2008

By:	/s/ Edward C. Williams
Edward C. Williams Chief Financial Officer and Director

Dated: September 30, 2008

APPENDIX A