Form 10-Q
period 2008-09-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2008-11-19
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

The number of shares outstanding of Registrant’s common stock, as of November 19, 2008 is 363,966,830.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2008
(Unaudited)

ASSETS

Current assets:
Cash	$1,357
Other current assets	35,708
37,065

Property and equipment, net	82,345
Other assets	35,786

Total	$155,196

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Liabilities:
Notes payable – current portion	$1,453,121
Accounts payable	210,961
Advances from stockholders	279,452
Total current liabilities	1,943,534

Stockholders’ deficit:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 363,966,830 shares issued and outstanding	363,967
Additional paid-in capital	16,819,541
Deficit accumulated during the exploration stage	(18,049,769)
Accumulated other comprehensive income (loss)	(823,790)
Unearned compensation	(98,287)
Total stockholders’ deficit	(1,788,338)

Total	$155,196

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND PERIOD
FROM APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008
(Unaudited)

	Nine Months Ended September 30,		Three Months September 30,
	2008	2007	2008	2007	Cumulative

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Exploration costs	—	78,298	—	—	3,737,362
Reimbursements of exploration costs	—	(58,956)	—	—	(1,205,635)
Exploration costs, net of reimbursements	—	19,342	—	—	2,531,727
General and administrative expenses	547,780	1,234,824	141,685	694,355	15,816,929
Totals	547,780	1,254,166	141,685	694,355	18,348,656

Operating loss	(547,780)	(1,254,166)	(141,685)	(694,355)	(18,348,656)

Other income (expenses)
Gain on modification of debt	—	—	—	—	1,193,910
Interest expense	—	—	—	—	(895,023)

Net loss	$(547,780)	$(1,254,166)	$(141,685)	$(694,355)	$(18,049,769)

Basic net loss per common share	$—	$(0.01)	$—	$(0.01)

Basic weighted average common shares outstanding	362,057,158	307,502,544	363,966,830	311,999,439

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO SEPTEMBER 30, 2008

	Preferred stock		Common stock		Additional paid-in	Deficit Accumulated during the exploration	Accumulated other comprehensive income	Subscriptions receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,419,547)	—	—	—	—	(3,419,547)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,571,238)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	—	247,616,830	247,617	14,658,141	(12,978,254)	(643,860)	—	—	(2,205,373)	(921 ,729)
Issuance of shares as payment for services	—	—	46,000,000	46,000	1,334,000	—	—	—	—	—	1,380,000
Proceeds from issuance of common stock	—	—	100,000	100	3,400	—	—	—	—	—	3,500
Issuance of stock options	—	—	—	—	150,000	—	—	—	—	(150,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	11,500,000	11,500	103,500	—	—	—	—	—	115,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	1,142,674	1,142,674
Net loss	—	—	—	—	—	(3,053,173)	—	—	—	—	(3,053,173)
Foreign currency translation adjustment	—	—	—	—	—	—	(48,535)	—	—	—	(48,535)
Total comprehensive loss ($2,731,674)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2006	—	—	305,216,830	305,217	16,249,041	(16,031,427)	(692,395)	—	—	(1,212,699)	(1,382,263)
Issuance of shares as payment for services	—	—	52,000,000	52,000	416,000	—	—	—	—	—	468,000
Issuance of stock options	—	—	—	—	10,000	—	—	—	—	(10,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	1,000,000	1,000	9,000	—	—	—	—	—	10,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	784,560	784,560
Net loss	—	—	—	—	—	(1,470,562)	—	—	—	—	(1,470,562)
Foreign currency translation adjustment	—	—	—	—	—	—	(244,177)	—	—	—	(244,177)
Total comprehensive loss ($1,714,739)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2007	—	—	358,216,830	358,217	16,684,041	(17,501,989)	(936,572)	—	—	(438,139)	(1,834,442)
Proceeds from issuance of common stock	—	—	5,750,000	5,750	135,500	—	—	—	—	—	141,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	339,852	339,852
Net loss	—	—	—	—	—	(547,780)	—	—	—	—	(547,780)
Foreign currency translation adjustment	—	—	—	—	—	—	112,782	—	—	—	112,782
Total comprehensive loss ($395,326)	—	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2008	—	$—	363,966,830	$363,967	$16,819,541	$(18,049,769)	$(823,790)	—	$—	$(98,287)	$(1,788,338)

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008
(Unaudited)

	Nine Months Ended September 30,
	2008	2007	Cumulative

Operating activities:
Net loss	$(547,780)	$(1,254,166)	$(18,049,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	—	468,000	5,073,250
Amortization of unearned compensation	339,852	601,474	3,856,213
Amortization of discount on note payable	—	—	45,107
Forgiveness of stock subscription	—	—	361,295
Gain on modification of debt	—	—	(1,193,910)
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Loss on disposal of property and equipment	—	—	4,147
Depreciation	35,687	34,963	160,618
Changes in operating assets and liabilities –
Other assets	—	—	(54,795)
Accounts payable	25,634	(2,459)	2,886,027
Accrued expenses	—	—	—
Net cash used in operating activities	(146,607)	(152,188)	(6,861,817)

Investing activities
Purchases of property and equipment	—	—	(252,733)
Proceeds from sale of property and equipment	—	—	10,000
Net cash used in investing activities	—	—	(242,733)

Financing activities:
Advances from stockholders, net	37,501	154,423	1,737,319
Proceeds from issuance of notes payable, net of payments	(35,000)	—	212,123
Proceeds from issuance of common stock	141,250	—	5,156,465
Net cash provided by financing activities	143,751	154,423	7,105,907

Net increase (decrease) in cash	(2,856)	2,235	1,357

Cash, beginning of period	4,213	1,435	—

Cash, end of period	$1,357	$3,670	$1,357

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Business and basis of presentation:

The unaudited condensed consolidated financial statements include the accounts of Diamond Discoveries International Corp., which was incorporated in the State of Delaware on April 24, 2000, and its wholly owned subsidiary Diamond Discoveries Canada, Inc. (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The Company is engaged in activities related to the exploration for mineral resources in Canada. It conducts exploration and related activities through contracts with third parties.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2008, its results of operations for the nine and three months ended September 30, 2008 and 2007, its changes in stockholders’ deficit for the nine months ended September 30, 2008, its cash flows for the nine months ended September 30, 2008 and 2007 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to September 30, 2008. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2007 and for the periods ended December 31, 2007 and 2006 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-KSB, as amended (the “Form 10-KSB”) for the year ended December 31, 2007 that was previously filed with the SEC.

The results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Other than contracting with WGM and PGL to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of September 30, 2008. Accordingly, it is considered an “exploration stage company” for accounting purposes. In addition to exploration costs, the Company incurs general and administrative expenses which consist primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital deficit of approximately $1,906,000 and a stockholders’ deficit of approximately $1,788,000 as of September 30, 2008. Management believes that the Company will not generate any revenues during the twelve month period subsequent to September 30, 2008 in which it will be gathering and evaluating data related to the permits for the Torngat Fields. Since its inception, the Company has received total consideration of $7,130,907 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock. Management believes that the Company will still need total additional financing of approximately $1,500,000 to continue to operate as planned during the twelve month period subsequent to September 30, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least September 30, 2009 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

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

Since the Company had a net loss for the nine and three months ended September 30, 2008 and 2007, the assumed effects of the exercise of the warrants to purchase 95,576,849 shares of common stock that were issued in 2005 and the application of the treasury stock method would have been anti-dilutive. Therefore, there is no diluted per share amounts in the 2008 and 2007 statements of operations.

Note 3 – Refundable tax credit:

The Company is eligible for a refundable tax credit given by the Province of Quebec to encourage mineral exploration in the province. Eligible expenses include exploration expenses within Quebec.

The Company files a tax return claiming the refundable tax credit. However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit. Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment. During the nine and three months ended September 30, 2008, the Company did not receive any refunds under the program. During the nine and three months ended September 30, 2007, the Company received refunds under the program of $58,956 and $—, respectively.

Note 4 – Property and equipment:

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of such assets. Expenditures for maintenance and repairs are charged to expense as incurred.

At September 30, 2008, major classes of property and equipment are as follows:

		Estimated
		Useful
	2008	Lives
Drilling equipment	$235,273	5 years
Less accumulated depreciation	(152,928)

Property and equipment, net	$82,345

Depreciation expense for the nine and three months ended September 30, 2008 was $35,687 and $11,825, respectively, and for the nine and three months ended September 30, 2007 was $34,963 and $11,805, respectively.

Note 5 – Notes payable:

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

Note 6 – Advances from stockholders:

Advances from stockholders of $279,452 at September 30, 2008 were non-interest bearing and due on demand.

Note 7 – Income taxes:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the measurement and financial statement recognition of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 effective January 1, 2007. The implementation of FIN 48 did not an impact on the Company’s consolidated results of operations, financial position or liquidity.

As of September 30, 2008, the Company had net operating loss carryforwards of approximately $18,909,000 available to reduce future Federal taxable income which will expire through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $7,564,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2008.

The Company had also offset the potential benefits from net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2007. As a result of the increases in the valuation allowance of approximately $188,000 and $30,000 in the nine and three months ended September 30, 2008, respectively, $597,000 and $321,000 in the nine and three months ended September 30, 2007, respectively, and $7,564,000 in the period from April 24, 2000 to September 30, 2008, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Note 8 – Stockholders’ deficit:

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

In October 2007, the Company issued 1,000,000 shares of its common stock in connection with the exercise of stock options. The options had an aggregate fair market value of $10,000 at the date of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $10,000 to record the fair value of the options

There were no options granted during the nine and three months ended September 30, 2008.

The Company recorded a charge of $226,614 and $113,238 to compensation expense to amortize unearned compensation for the nine and three months ended September 30, 2008, respectively and $601,474 and $202,695 to compensation expense to amortize unearned compensation for the nine and three months ended September 30, 2007, respectively.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the nine months ended September 30, 2008 and 2007.

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

Note 9 – Guarantee:

On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200 that was originally scheduled to mature on July 31, 2003. The maturity dates of the promissory note and the guaranty have been extended to April 30, 2009.

Note 10 – New Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

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

Note 11 – Internal Controls:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Antonio Sciacca and Chief Financial Officer, Mr. Edward Williams. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective. In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other things, the material weakness in our internal control over financial reporting described below.

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

* * *

Item 2. Management’s Discussion and Analysis or Plan of Operation

This management’s discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect(s)," "plan(s)," "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions. All of the forward-looking statements contained in this Quarterly Report on Form 10-Q are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management’s assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in "Risk Factors" and included in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2007. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

Operations to Date

We were incorporated in the State of Delaware in April of 2000. We have not engaged in commercial operations since inception, and therefore have not realized any revenues from operations since inception. We do not expect to commence operations in the foreseeable future and do not expect to generate revenue in calendar year 2008.

For the nine and three months ended September 30, 2008 and 2007 and the period from April 24, 2000 (date of inception) to September 30, 2008, we incurred $—, $—, $19,342, $— and $2,531,727 in exploration costs, net of reimbursements, and $547,780, $141,685, $1,234,824, $694,335 and $15,816,929 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $548,000 or $— per share based on 362,057,158 weighted average shares outstanding for the nine months ended September 30, 2008 and a net loss of approximately $142,000 or $— per share based on 363,966,830 weighted average shares outstanding for the three months ended September 30, 2008 compared to a net loss of approximately $1,254,000 or $(0.01) per share based on 307,502,544 weighted average shares outstanding for the nine months ended September 30, 2007 and a net loss of approximately $694,000 or $(0.01) per share based on 311,999,439 weighted average shares outstanding for the three months ended September 30, 2007.

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

Cash Flow and Capital Resources

Through September 30, 2008, we have relied on the total consideration of $7,130,907 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock to support our limited operations. As of September 30, 2008, we had a cash balance of $1,357.

We plan to seek additional equity or debt financing of up to $1,500,000 which we plan to use for the next phase of our exploration program to be conducted through September 30, 2009, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

Plan of Operation

Our business plan for the next year will consist of further exploration on the properties over which we hold the mineral exploration permits as well as preliminary marketing efforts. In September, 2005, the Company engaged McPhar Geosurveys Ltd. (“McPhar”) to conduct an airborne magnetic survey of the Torngat property. In July 2005, the Company engaged Watts, Griffis and McOuat (“WGM”), a geological and engineering consulting firm. WGM was retained to oversee and direct the continuing exploration of the Torngat property. The firm of Patterson, Grant and Watson Ltd. (“PGW”) reviewed the results of the airborne magnetic survey conducted by McPhar. PWG identified 40 targets, 10 first priority, 23 second priority targets and seven third priority targets. While some of the targets correlate to previously identified kimberlitic dykes, several targets are for new dykes not previously sampled. After their review of the report on the McPhar airborne magnetic survey, WGM outlined a program for exploration during the 2005 season. The primary objectives of the field program were:

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

After consulting with WGM, we estimate that it will require approximately $1,500,000 to conduct any further exploration program through September 30, 2009. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision. We plan to raise a minimum of $1,500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

We employ one individual on a part time basis, who is an executive officer. We do not expect any significant changes in the number of employees within the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4(T). Controls and Procedures

(a)	Evaluation of Disclosure and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Antonio Sciacca and Chief Financial Officer, Mr. Edward Williams. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective. In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered, among other things, the material weakness in our internal control over financial reporting caused by our limited number of employees which resulted in our inability to effectively segregate all conflicting duties.

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

(b)  Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The sale and issuance of the aforementioned shares were exempt transactions under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. At the time of sale, the persons who acquired these securities were all fully informed and advised about matters concerning us, including our business, financial affairs and other matters. The shareholders acquired the securities for their own account or their designees.

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

Dated: November 19, 2008

By:	/s/ Edward C. Williams
Edward C. Williams, Secretary, Treasurer, Director and Principal Accounting Officer

Dated: November 19, 2008