Form 10-K
period 2008-12-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2010-02-19
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. ☐

Issuer’s revenues for its most recent fiscal year were: $0.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐       No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of May 14, 2009 is $2,419,502.

The number of shares outstanding of the Company’s common stock, as of May 14, 2009 is 383,991,830.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

TABLE OF CONTENTS

DESCRIPTION OF BUSINESS	3
DESCRIPTION OF PROPERTY	8
LEGAL PROCEEDINGS	10
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	10
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13
INDEX TO FINANCIAL STATEMENTS	17
FINANCIAL STATEMENTS	17
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	31
CONTROLS AND PROCEDURES	31
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	32
EXECUTIVE COMPENSATION	34
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	35
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	37
PRINCIPAL ACCOUNTANT FEES AND SERVICES	38
EXHIBITS AND REPORTS ON FORM 8-K	38
SIGNATURES	39

PART I

This Annual Report on Form 10-K and the information incorporated by reference includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business,” and elsewhere in this Annual Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Diamond Discoveries International or our officers with respect to, among other things, the ability to successfully implement our acquisition and exploration strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

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

Stockholders and other users of this Annual Report on Form 10-K are urged to carefully consider these factors in connection with the forward-looking statements. We do not intend to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

Acquisition Agreements

Caribou Property

On March 17, 2008, we entered into an acquisition agreement with Messrs. Bertrand Brassard and Michel Lavoie.  Pursuant to such agreement, we acquired certain mineral rights in property located in the Thetford Mines area, part of the Appalachian Belt, Province of Quebec, Canada. The total consideration of $205,000, of which $75,000 represents the amount paid in cash and $130,000 represents the fair value of a total of 10,000,000 shares of the Company’s common stock issued to Messrs. Brassard and Lavoie.  The exchange of shares for the permits was a non-cash transaction that is not reflected in the accompanying statement of cash flows for the year ended December 31, 2008 and for the period from April 24, 2000 to December 31, 2008.

In connection with the acquisition of these mineral rights, the Company agreed to pay the sellers a 2% royalty on the “net smelter returns” of the property. Net smelter returns are determined by the net amount received from the production of all metals and/or minerals from the property. The Company has the right to purchase, at any time prior to the beginning of any commercial production on the property, 1% royalty on the “net smelter returns” for a total cash payment of $1,000,000.

Torngat Property

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

Our Exploration Program

Caribou Property

Prior to any decision to develop the properties, a mineral deposit must be assessed to determine the total tonnage of minerals bearing material and the estimated value of the minerals. Gathering this data usually takes, as noted above, at least two years. At that time, we will decide whether, and, if so, how, to proceed. We may seek either a joint venture partner or a senior partner that will undertake the exploration of the properties. It must be noted that there is a substantial risk that no commercially viable mineral deposit will be found, and if that is the case, we are likely to have difficulty finding any partners to undertake further exploration.

At the present time, we do not hold any interest in a mineral property that is in production. Our viability and potential success lie in our ability to successfully explore, exploit and generate revenue from our properties. There can be no assurance that such revenues will be obtained. The exploration of mineral deposits involves significant risks over a long period of time, which a combination of careful evaluations, experience and knowledge may not eliminate. It is impossible to ensure that the current or proposed exploration programs on the exploration permits will be profitable or successful. Our inability to locate a viable mineral deposit on our properties could result in a total loss of our business.

We intend to continue to explore the Caribou Property through the completion of the exploration phase.  We contract with third parties to perform all exploration activities.

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

FY 2008 Activities

In June 2008, the Company’s wholly-owned subsidiary, Platinum Discoveries Corp., received from GEOLOGICA  Groupe – Conseil Inc. (“Geologica”) a NI 43 -101 Technical Report on the Company’s 100% owned Caribou Property authored by Alain-Jean Beauregard, P.Geo., OGQ, FGAC and Daniel Gaudreault, P. Eng., OIQ, AEMQ, Thetford-Mines area in the province of Quebec Canada. Eleven (11) deposits and showings are present on the Caribou property (Montreal Mine, Caribou Mine, American Chrome Deposit, American Chrome Jr., Finneth, Cesar, Dumais, Vaillancourt, Gagne, Greenshields and Lambly-Nadeau/Victoria Mines). Compiling and analyzing all previous work led to sensing a very close relationship between the cumulate sequence of the Thetford Mines Ophiolitic Complex, chromiferous mineralization, and Platinum Group Elements (PGE) mineralization.

More than eleven (11) known chromite deposits and showings on the Company’s property were recognized and defined. The report indicates that the results of the past work are very interesting and significant for the Company since they not only confirm the presence of platinum and palladium on the Caribou property, but also seem to show that PGE mineralization is preferentially associated with the contact between ultramafic and mafic units of the Thetford Mines Ophiolitic Complex. More than 10 Km of favorable contact is present on the Property. Large-scale mapping of this metalotect led to identifying new PGE showings.

Moreover, recent sampling on the Starchrome property immediately south of the Caribou property, has confirmed the possibility of finding economic grades of platinum and palladium. In fact, a grab sample (sample SC-1) has revealed 15.93 g/t Pt-Pd and .427 ppm Rh. Previously, a channel sampling carried out by Allican had revealed a total platinum-palladium values of  2.61 g/t, and 3.83 g/t and 4.66 g/t over widths of 4.7m.

In September 2008 the Company announced that Platinum Discoveries Corp. commenced evaluation of the Caribou project in the Thetford Mines area of Southern Quebec.  Sampling of the eleven (11) showings that are present on the Caribou Property have begun and will be sent to ALS Laboratories for assay testing.  These showings have shown potential for chromium, nickel and platinum mineralizations.  A heliborne geophysical survey is also planned that in addition to the surface sampling will assist in prioritizing drill targets.

In addition to exploration work carried on by the Company, Auger Resources Limited, a private Canadian company controlled by the Forbes & Manhattan Inc., has begun a major drill program on its historical chromium deposits of Reed Belanger and Hall which are adjacent to the Company’s Caribou property.

In November 2008, preliminary results from the exploration work done in 2008 field season confirmed the presence of high chromium (Cr2O3) mineralization in pyroxenite unit over several meters.

We estimate that it will require approximately $500,000 to conduct an exploration program on the Caribou property through 2009. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision.  If we continue with the exploration of the Caribou property, we plan to raise a minimum of $500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

Torngat Property

The Company performed exploration activities related to the Torngat Property through the end of 2007 at which time it was determined not to pursue any further exploration of that property.

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

On March 27, 2001, the Gem Trade Laboratory of the Gemological Institute of America (“G.I.A.”), an independent laboratory, issued a report in which they analyzed “random samples” of numerous transparent pink crystal fragments that were obtained from the property covered by our permits known as D.D.I. #1 in October 2000, by our agent Prospecting Geophysics Ltd. These samples were taken from property located in the original 469.05 square kilometers in the Torngat mountain region. The conclusion of the report was that the samples that ranged in size from approximately 0.40 to 0.70 MM consisted of natural corundum. Corundum is the hardest mineral after diamond. The samples obtained from the property covered by our permit were transparent pink suggesting that they consist of the “ruby” gem. A ruby is a red variety of the mineral corundum.

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

In August 2005, the field exploration commenced with a crew of 12.  The crew completed drilling of 2 of the targets identified by PGW.  In addition, the crew collected 38 alluvial and rock chip samples from prospective dykes and drainages adjacent to the airborne anomalies and completed ground magnetic surveys covering 20 of the airborne anomalies.  The alluvial and rock chip samples along with selected core samples were sent to Saskatchewan Research Council Geoanalytical Laboratory (“SRC”) for processing.  The results of the sample processing will be available in a few months.  Exploration of the Torngat property has been suspended for the winter months due to inclement weather.  WGM continues to analyze and compile all the available geophysical, geological and geochemical data.  On October 18th, the Company was informed by WGM that all five objectives of the 2005 field program were achieved.  Further field exploration of the Torngat property did not resume in 2008 while the Company evaluated a potential opportunity for a joint venture on property located in Quebec.

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

Currency Fluctuation

We also have exposure to currency fluctuations, since our properties are located in Canada, and thus our transactions are largely in Canadian dollars. Such fluctuations can materially affect our financial position and other results of operations. References to the “dollar” or “$US” in this Form 10K are to United States Dollars, and “Canadian” or “$Cdn” refers to Canadian dollars. Unless otherwise stated, the translations of $US to $Cdn and vice versa have been made at the average rate for the year indicated. The following table sets forth the high and low exchange rate of the Canadian dollar per US dollar as of the latest practicable date and for each of the last six months:

Period	High	Low
May 14, 2009	1.1954	1.1495	(1)
April 2009	1.2707	1.1875
March 2009	1.3066	1.2192
February 2009	1.2731	1.2160
January 2009	1.2765	1.1761
December 2008	1.3008	1.1872
November 2008	1.2952	1.1477

(1) Represents the low rate on May 8, 2009.

Item 2. Description of Property

We do not own real property, nor do we hold any other real property interest other than the exploration permits which we discuss above under the caption “Description of Business.” As noted above, we have engaged Prospecting Geophysics Ltd. as our on-site project manager for our exploration activities.

In compliance with Guide 7 of Industry Guides under the Securities Act of 1933 and the Securities Exchange Act of 1934, the following information is provided, since we are engaged or are to be engaged in significant mining operations:

(1)           The permits were acquired in the Torngat Property Acquisition Agreement cover 469.05 square kilometers of properties in northwest Quebec, Canada, on the eastern shore of Ungava Bay and by staking an additional 50,000 acres adjacent to such properties and paying the requisite fees to the Quebec Department of Natural Resources. With the exception of the five (5) month period from November to March in which there is inclement weather in the area surrounding the properties, there is nothing preventing access to the properties. However, hazardous weather conditions could prevent us from accessing the properties in other months as well. The properties are only accessible by air via a helicopter or by boat. There are no roads that permit direct access to the properties.

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

The Property is Without Known Reserves and our Proposed Program is Exploratory in Nature.    Exploration for diamonds and minerals on the properties began because the formation and layout of the rocks on the properties indicated that some of the rocks had been pushed up through the earth’s crust. This is initially identified by geologists from the age and shape of the rocks. When these different or unexpected rock formations appear, geologist then consider the area surrounding these rocks as strong targets for exploration for diamonds. This is because, geologists believe, as the rocks are pushing up through the earth’s surface from great depths, the rocks travel through diamond fields located below the earth’s surface and therefore rocks containing diamonds are forced to the surface.

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

The following is a breakdown of the estimated budget for particular aspects of our exploration activities:

Drill program	400,000
Testing samples	100,000

Total	$500,000

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

As of July 18, 2002 prices for the Common Stock were quoted on the Over the Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol DMDD. The Company’s common stock was delisted on May 17, 2008 and has been reported on the pink sheets since that date.  The following table sets forth the high and low closing bid prices of the Company’s Common Stock for the periods indicated as reported by the NASD. These quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2007
First Quarter	0.008	0.005
Second Quarter	0.019	0.004
Third Quarter	0.014	0.005
Fourth Quarter	0.010	0.004

Fiscal Year 2008
First Quarter	0.018	0.004
Second Quarter	0.035	0.006
Third Quarter	0.048	0.008
Fourth Quarter	0.015	0.004

Fiscal Year 2009
First Quarter	N/A	N/A

Of the 383,991,830 shares of our common stock issued and outstanding as of May 14, 2009, 92,439,763 shares of our common stock are currently considered “restricted securities” and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Act unless registered under the Act.

As of May 14, 2009 the number of holders of record of our common stock was approximately 115.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future because we intend to retain our earnings to finance the expansion of our business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, our financial condition, capital requirements and business condition. We are prohibited from paying cash dividends on the common stock until any issued and outstanding preferred stock is converted into common stock. However, there were no shares of preferred stock outstanding as of December 31, 2008.

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

Recent Sales of Unregistered Securities

In May 2008, in connection with a private placement of its common stock, the Company issued 5,750,000 shares of its common stock for $141,250. In June 2008, the Company issued 10,000,000 shares of its common stock in connection with the acquisition of the Caribou property which is recorded in other assets in the accompanying balance sheet of $130,000 which approximated the fair value of the shares.  In October 2008, the Company issued 10,025,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $131,625 which approximated the fair value of the shares.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion regarding us and our business and operations contains forward-looking statements. Such statements consist of any statement other than a recitation of historical fact, and can be identified by the use of such forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon, or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The Company undertakes no obligation to update the information contained herein. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in “Risk Factors” section of this Form 10-K.

Operations to Date

We were incorporated in the State of Delaware in April of 2000.  We have not engaged in commercial operations since inception, and therefore have not realized any revenues from operations since inception.  We do not expect to commence operations in the foreseeable future and do not expect to generate revenue in calendar year 2009.

For the fiscal years ended December 31, 2008 and 2007 and the period from April 24, 2000 (date of inception) to December 31, 2008 we incurred $(127,436), $19,342 and $2,404,291 in exploration costs, net of reimbursements and $1,001,930, $1,451,220 and $16,271,079 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of $874,494 or $(.00) per share based on 370,037,390 weighted average shares outstanding for the fiscal year ended December 31, 2008 compared to a net loss of $1,470,562 or $(.00) per share based on 320,318,230 weighted average shares outstanding for the fiscal year ended December 31, 2007.

Going Concern

In connection with their audit report on our financial statements as of December 31, 2008, Rodefer & Moss, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise sufficient capital.

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

Cash Flow and Capital Resources

Through December 31, 2008 we have relied on advances of approximately $1,648,000 from our principal stockholders, trade payables of approximately $199,000, notes payable of approximately 1,194,000 and proceeds of approximately $5,156,000 from the sale of common stock to support our limited operations. As of December 31, 2008, we had approximately $33,848 of cash.

We plan to seek additional equity or debt financing of up to $500,000 which we plan to use for the next phase of our exploration program to be conducted through December 31, 2009, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

Plan of Operation

Our business plan for the next year will consist of further exploration on the properties over which we hold the mineral exploration permits as well as preliminary marketing efforts.

We estimate that it will require approximately $500,000 to conduct an exploration program on the Caribou property through 2009. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision.  If we continue with the exploration of the Caribou property, we plan to raise a minimum of $500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

We face intense competition, and our competitors may have greater resources than we do and be better able to locate and explore mineral resources in a quicker and more cost efficient manner than we can.

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

The cost of our planned exploration activities is approximately $500,000. As of the date of this filing, we do not have sufficient capital to engage in exploration activities, and no sources for financing. The extent to which we will be able to implement our exploration for minerals will be determined by our ability to engage in offerings of equity securities and/or debt securities. Without additional capital, we will have to either curtail our business plan, or abandon it altogether.

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and time of future taxable income and the potential changes in the ownership of the Company, which could subject our net operating loss carryforwards to substantial annual limitations, we offset our net deferred tax assets by an equivalent valuation allowance as of December 31, 2008.

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

Item 7A.. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplemental Data

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	18

Balance Sheet December 31, 2008	19

Statements of Operations Years Ended December 31, 2008 and 2007 and Period from April 24, 2000 (Date of Inception) to December 31, 2008	20

Statements of Changes in Stockholders’ Deficiency Years Ended December 31, 2008 and 2007 and Period from April 24, 2000 (Date of Inception) to December 31, 2008	21

Statements of Cash Flows Years Ended December 31, 2008 and 2007 and Period from April 24, 2000 (Date of Inception) to December 31, 2008	22

Notes to Consolidated Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Diamond Discoveries International Corp.:

We have audited the accompanying consolidated balance sheets of Diamond Discoveries International Corp. (an exploration stage company) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended and for the period April 24, 2000 (inception) through December 31, 2008, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Discoveries International Corp. (an exploration stage company), as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and for the period April 24, 2000 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no present revenue.  The success of the Company’s business plan is also dependent upon the amount of funds it is able to raise in the near future.  The Company’s capital resources as of March 31, 2009 are not sufficient to sustain operations or complete its planned activities for the upcoming year unless it raises additional funds.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee
November __, 2009

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
BALANCE SHEET
DECEMBER 31, 2008

	2008	2007
ASSETS
Current assets
Cash	$33,848	$4,213
Other current assets	—	38,418
	33,848	42,631

Property and equipment, net	—	119,813
Other assets	222,775	38,334

Total	$256,623	$200,778

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Notes payable	$1,264,529	$1,596,822
Accounts payable	198,659	196,447
Other current liabilities	175,000	—
Advances from stockholders	202,874	241,951
	1,841,062	2,035,220

Total liabilities	1,841,062	2,035,220

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 383,991,830 and 358,216,830 shares issued and outstanding at December 31, 2008 and 2007, respectively	383,992	358,217
Additional paid-in capital	17,061,141	16,684,041
Deficit accumulated during the exploration stage	(18,376,483)	(17,501,989)
Accumulated other comprehensive income (loss)	(646,584)	(936,572)
Unearned compensation	(6,505)	(438,139)

Total stockholders’ deficiency	(1,584,439)	(1,834,442)

Total	$256,623	$200,778

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2008

	2008	2007	April 24, 2000 to December 31, 2008
Revenues	$—	$—	$—

Operating expenses:
Exploration costs	216,367	78,298	3,953,729
Reimbursements of exploration costs	(343,803)	(58,956)	(1,549,438)
Exploration costs, net of reimbursements	(127,436)	19,342	2,404,291
General and administrative expenses	1,001,930	1,451,220	16,271,079

Total operating expenses	874,494	1,470,562	18,675,370

Operating loss	(874,494)	(1,470,562)	(18,675,370)

Other income (expenses)
(Loss) gain on modification of debt	—	—	1,193,910
Interest expense	—	—	(895,023)

Net loss	$(874,494)	$(1,470,562)	$(18,376,483)

Basic net loss per common share	$—	$—

Basic weighted average common shares outstanding	370,037,390	320318,230

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2008 AND 2007 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO DECEMBER 31, 2008

	Preferred stock		Common stock		Additional paid-in	Deficit Accumulated during the exploration	Accumulated other comprehensive income	Subscriptions receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,419,547)	—	—	—	—	(3,419,547)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,571,238)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	—	247,616,830	247,617	14,658,141	(12,978,254)	(643,860)	—	—	(2,205,373)	(921,729)
Issuance of shares as payment for services	—	—	46,000,000	46,000	1,334,000	—	—	—	—	—	1,380,000
Proceeds from issuance of common stock	—	—	100,000	100	3,400	—	—	—	—	—	3,500
Issuance of stock options	—	—	—	—	150,000	—	—	—	—	(150,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	11,500,000	11,500	103,500	—	—	—	—	—	115,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	1,142,674	1,142,674
Net loss	—	—	—	—	—	(3,053,173)	—	—	—	—	(3,053,173)
Foreign currency translation adjustment	—	—	—	—	—	—	(48,535)	—	—	—	(48,535)
Total comprehensive loss ($3,101,708)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2006	—	—	305,216,830	305,217	16,249,041	(16,031,427)	(692,395)	—	—	(1,212,699)	(1,382,263)
Issuance of shares as payment for services	—	—	52,000,000	52,000	416,000	—	—	—	—	—	468,000
Issuance of stock options	—	—	—	—	10,000	—	—	—	—	(10,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	1,000,000	1,000	9,000	—	—	—	—	—	10,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	784,560	784,560
Net loss	—	—	—	—	—	(1,470,562)	—	—	—	—	(1,470,562)
Foreign currency translation adjustment	—	—	—	—	—	—	(244,177)	—	—	—	(244,177)
Total comprehensive loss ($1,714,741)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2007	—	—	358,216,830	358,217	16,684,041	(17,501,989)	(936,572)	—	—	(438,139)	(1,834,442)
Issuance of shares as payment for services	—	—	10,025,000	10,025	121,600	—	—	—	—	—	131,625
Issuance of shares in connection with acquisition of mineral permits	—	—	10,000,000	10,000	120,000	—	—	—	—	—	130,000
Proceeds from issuance of common stock	—	—	5,750,000	5,750	135,500	—	—	—	—	—	141,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	431,634	431,634
Net loss	—	—	—	—	—	(874,494)	—	—	—	—	(874,494)
Foreign currency translation adjustment	—	—	—	—	—	—	289,988	—	—	—	289,988
Total comprehensive loss ($584,506)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2008	—	$—	383,991,830	$383,992	$17,061,141	$(18,376,483)	(646,584)	—	$—	$(6,505)	$(1,584,439)

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2008

	2008	2007	April 24, 2000 to December 31, 2008
Operating activities:
Net loss	$(874,494)	$(1,470,562)	$(18,364,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	131,625	468,000	5,204,875
Amortization of unearned compensation	431,634	784,560	3,947,995
Amortization of discount on note payable	—	—	45,107
Forgiveness of stock subscriptions	—	—	361,295
(Loss) gain on modification of debt	—	—	(1,193,910)
Cost of mineral permits paid through the issuance of common stock	—	—	50,000
Loss on disposal of property and equipment	70,533	—	74,680
Depreciation	47,022	46,947	171,953
Changes in operating assets and liabilities:
Other assets	43,570	—	(34,133)
Accounts payable	35,723	4,410	2,896,115
Other current liabilities	175,000	—	175,000
Net cash used in operating activities	60,613	(166,645)	(6,665,203)

Investing activities:
Purchases of property and equipment	—	—	(252,733)
Acquisition of Caribou Property	(75,000)	—	(75,000)
Proceeds from sale of property and equipment	—	—	10,000
Net cash used in investing activities	(75,000)	—	(317,733)

Financing activities:
Advances from stockholders, net	(52,228)	159,423	1,647,590
Proceeds from issuance of notes payable, net of payments	(45,000)	—	212,729
Proceeds from issuance of common stock and warrants	141,250	10,000	5,156,465
Net cash provided by financing activities	44,022	169,423	7,016,784

Net increase (decrease) in cash	29,635	2,778	33,848
Cash, beginning of period	4,213	1,435	—

Cash, end of period	$33,848	$4,213	$33,848

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

As further explained in Note 3, the Company acquired mineral permits for property in the “Torngat Fields” located in the Province of Quebec, Canada. The Company intended to develop the permits from early stage exploration through completion of the exploration phase. Prior to any further exploration decisions, a mineral deposit must be appropriately assessed. Gathering this data usually takes several years. Once the appropriate data was gathered, management determined not to proceed any further with the exploration of this property.

In March 2008, the Company acquired mineral rights for property located in the Thetford Mines area (the “Caribou Property”).  The Company intends to develop the mineral rights from the early stage exploration through completion of the exploration phase. Prior to any further exploration decisions, a mineral deposit must be appropriately assessed. Gathering this data usually takes several years. Once the appropriate data has been gathered, management will determine how to proceed any further with the exploration of this property.

Other than contracting with third parties to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of December 31, 2008. Accordingly, it is considered an “exploration stage company” for accounting purposes.  In addition to exploration costs, the Company incurs general and administrative expense which consists primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital deficiency of approximately $1,800,000 and a stockholders’ deficiency of approximately $1,584,000 as of December 31, 2008. Management believes that the Company will not generate any revenues during the twelve month period subsequent to December 31, 2008 in which it will be gathering and evaluating data related to the mineral rights for the Caribou Property. Since its inception, the Company has received total consideration of $7,016,784 as a result of proceeds of shareholder advances, the issuance of notes payable and the sales of common stock, management believes that the Company will still need total additional financing of approximately $500,000 to continue to operate as planned during the twelve month period subsequent to December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least December 31, 2009 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Since the Company had a net loss for the years ended December 31, 2008 and 2007, the assumed effects of the exercise of the warrants to purchase 95,576,849 shares of common stock that were issued during 2005 and the application of the treasury stock method would have been anti-dilutive.  Therefore, there is no diluted per share amounts in the 2008 and 2007 statements of operations.

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

The Company recorded a loss of $874,494, $1,470,562 and $18,376,483 during the years ended December 31, 2008 and 2007 and the period from April 24, 2000 (Date of Inception) to December 31, 2008, respectively.  During the years ended December 31, 2008 and 2007, the Company recorded a net foreign currency translation adjustment of $289,988 and ($244,177), respectively, in its interest in the Caribou Property and Torngat Mountains operations reflecting a strengthening of the Canadian dollar against the U. S. dollar which is included in accumulated other comprehensive income (loss).  Translation adjustments for prior periods have been immaterial.

Comprehensive loss

Comprehensive loss consists of net loss for the period, unrealized hedging transactions and foreign currency translation adjustments.

Recent accounting pronouncements:

In December 2007, the FASB issued Statement of Financial Standards No. 141(R) (“SFAS No. 141(R)”), “Business Combinations,” which revises the previously issued SFAS 141. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire.  The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied prospectively. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Standards No. 160 (“SFAS No. 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. FAS 160 will be applied prospectively, with a disclosure requirement for existing minority interests to be applied retrospectively. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Standards No. 162 (“SFAS No. 162”), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selection the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3—Permits:

Pursuant to an agreement consummated on September 12, 2000, the Company acquired certain permits in the Torngat Fields from Peter Ferderber and S. G. Hawkins, who were key consultants and advisors to the Company, for total consideration of $90,540, of which $40,540 ($60,000 Canadian) represents the amount paid in cash and $50,000 represents the fair value of a total of 2,000,000 shares of the Company’s common stock issued to Messrs. Ferderber and Hawkins. The exchange of shares for the permits was a non-cash transaction that is not reflected in the accompanying statement of cash flows for the period from April 24, 2000 to December 31, 2008.

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

Mr. Hawkins owns Tandem Resources, Ltd. (“Tandem”). As part of the agreement for the purchase of the permits, the Company granted Tandem an option to purchase a 40% interest in a joint venture that would be formed between the Company and Tandem to conduct operations related to the properties covered by the permits at such time as the Company has incurred expenditures related to such operations totaling $5,000,000 (Canadian). The exercise price for the option will be $2,000,000 (Canadian). Mr. Ferderber also is the president of PGL.

In 2002, the Company acquired additional permits for 50,000 acres of adjacent property in the Torngat Fields by staking the property and paying the requisite fees to the Quebec Department of Natural Resources. The Company performed exploration activities related to the Torngat Property through the end of 2007 at which time it was determined not to pursue any further exploration of that property.

Pursuant to an agreement consummated on March 17, 2008, the Company acquired certain mineral rights in property located in the Thetford Mines area, part of the Appalachian Belt, Province of Quebec, Canada from Bertrand Brassard and Michel Lavoie for total consideration of $205,000, of which $75,000 represents the amount paid in cash and $130,000 represents the fair value of a total of 10,000,000 shares of the Company’s common stock issued to Messrs. Brassard and Lavoie.  The exchange of shares for the permits was a non-cash transaction that is not reflected in the accompanying statement of cash flows for the year ended December 31, 2008 and for the period from April 24, 2000 to December 31, 2008.

In connection with the acquisition of these mineral rights, the Company agreed to pay the sellers a 2% royalty on the “net smelter returns” of the property. Net smelter returns are determined by the net amount received from the production of all metals and/or minerals from the property. The Company has the right to purchase, at any time prior to the beginning of any commercial production on the property, 1% royalty on the “net smelter returns” for a total cash payment of $1,000,000.

Note 4—Property and equipment:

Property and equipment is stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of such assets.  Expenditures for maintenance and repairs are charged to expense as incurred.

At December 31, 2008 and 2007, major classes of property and equipment are as follows:

	2008	2007	Estimated Useful Lives
Drilling equipment	$—	$239,626	5 years
Less accumulated depreciation	—	(119,813)

Property and equipment, net	$—	$119,813

Depreciation expense for the year ended December 31, 2008 and 2007 was $47,022 and $46,947, respectively. During the year ended December 31, 2008, the Company recorded an impairment loss of $70,533 which is included in general and administrative expenses in the accompanying statement of operations.

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

Note 6—Stockholders’ equity:

Preferred stock

As of December 31, 2008, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. No shares of preferred stock had been issued by the Company as of December 31, 2008.

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

In May 2008, in connection with a private placement of its common stock, the Company issued 5,750,000 shares of its common stock for $141,250. In June 2008, the Company issued 10,000,000 shares of its common stock in connection with the acquisition of the Caribou property which is recorded in other assets in the accompanying balance sheet of $130,000 which approximated the fair value of the shares.  In October 2008, the Company issued 10,025,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $131,625 which approximated the fair value of the shares.

The issuances of common stock for services and in payment of accounts payable, 8% demand notes payable, advances to stockholders and acquisitions were non-cash transactions and, accordingly, they are not reflected in the accompanying statements of cash flows for the years ended December 31, 2008 and 2007 and the period from April 24, 2000 (Date of Inception) to December 31, 2008.

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

The Company recorded a charge of $431,634 and $784,560 to compensation expense to amortize unearned compensation for the years ended December 31, 2008 and 2007, respectively.

The following assumptions were used to price options granted during the years ended December 31, 2008 and 2007, all of whose exercise price was less than market at the date of grant: Risk free rate of return, 4%; expected life, 3 years; expected volatility, 300.59%; expected dividends, zero.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the years ended December 31, 2008 and 2007.

	2008		2007
	Shares	Weighed Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding beginning of year	—	$—	1,500,000	$0.01
Options expired	—	$—	(1,500,000)	$0.01
Options exercised	—	$—	(1,000,000)	$0.01
Options granted	—	$—	1,000,000	$0.01

Options outstanding end year	—	$—	—	$—

Options exercisable end of year	—	$—	—	$—

Options price range, end of year	$—		$—
Options price range for exercised shares	$—		$—
Options available for grant at end of year	3,700,000		3,700,000
Weighted average fair value of options granted during the year	$—		$0.01
Weighted average exercise price of options granted during the year	$—		$0.01

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

In 2005, in connection with its private placement of common stock, the Company issued warrants to acquire 95,576,849 shares of its common stock at an exercise price of $.035 per share.  The warrants expired in December 2008.

Note 7—Income taxes:

As of December 31, 2008, the Company had net operating loss carryforwards of approximately $19,023,000 available to reduce future Federal taxable income which will expire at various dates through 2022. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, if any, the Company offset the deferred tax assets of approximately $7,609,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2008.

The Company had also offset the potential benefits from net operating loss carryforwards of approximately $7,609,000 and $7,375,000 by equivalent valuation allowances as of December 31, 2008 and 2007. As a result of the increases in the valuation allowance of $234,000 for the year ended December 31, 2008, $686,000 for the year ended December 31, 2007 and $7,609,000 for the period from April 24, 2000 to December 31, 2008, the Company did not recognize any credits for income taxes in the accompanying statements of operations to offset its pre-tax losses in any of those periods.

Note 8—Guarantee:

On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200 that was originally scheduled to mature on July 31, 2003. The maturity dates of the promissory note and the guaranty have been extended to April 30, 2010.

Note 9—Internal Controls

Standard No. 5 issued by the Public Company Accounting Oversight Board (“PCAOB No. 5”) which governs the reporting requirements for Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) was issued in 2007.  The Company conducted its assessment of internal control over financial reporting as required by SOX 404.  PCAOB No. 5 defines significant deficiencies and material weaknesses.  It is likely that the Company will be unable to achieve the level of compliance contemplated in SOX 404 to receive an unmodified opinion on its internal control over financial reporting from its external auditors.

*        *        *

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Antonio Sciacca and Chief Financial Officer, Mr. Edward Williams. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective. In making this evaluation, the Chief  Executive Officer and Chief Financial Officer considered, among other things, the material weakness in our internal control over financial reporting described below.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that, as of December 31, 2008, the Company did not maintain effective internal controls over financial reporting due to our limited number of employees which resulted in our inability to effectively segregate all conflicting duties.

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

(C) CHANGES IN INTERNAL CONTROL

There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

The following Table sets forth certain information regarding the executive officers and directors of the Company as of May 14, 2009.  All officers and directors are elected for a term of one year and until their successors are elected.

Name	Age	Company Position
Antonio Sciacca	50	Chairman, President, CEO, and Director
Edward C. Williams	49	Secretary, Treasurer, Director and Principal Accounting Officer

Antonio Sciacca

Mr. Sciacca has been our chief executive officer since June 2008 and a director since March 2007.  Since 1995 Mr. Sciacca has been the Director of Programs/Operations of North American Controls Inc a manufacturing company with facilities for the U.S. defense industry.  Mr. Sciacca currently sits on the board of Immaculate Conception schools in Warren, Michigan.

Edward C. Williams

Mr. Williams has been secretary and a director since March 2004.  Mr. Williams has served as President and Chief Executive Officer of Williams Financial Group, Inc., a financial and business consulting firm from December 1996 to present.  In addition, from May 1999 to December 1999, he was a director of iCommerce Group, Inc. and was Chief Financial Officer, Treasurer and Assistant Secretary. From September 1997 to February 1999, Mr. Williams was the Chief Financial Officer of Caribbean Cigar Company. He also served as Interim President from June 1998 to July 1998. He was a Director from November 1997 to February 1999. Mr. Williams was Vice President - Finance of DenAmerica Corp. from April 1996 to July 1996, and he was Chief Financial Officer of American Family Restaurants, Inc. from February 1993 to March 1996, when American Family Restaurants, Inc. merged with DenWest Restaurant Corp. Both of such corporations operated restaurants. From 1987 until January 1993, Mr. Williams was employed by KPMG, most recently as a senior manager.

Conflicts of Interest

Our management has other financial and business interests to which a significant amount of time is devoted which may pose conflicts of interest with regard to allocation of their time and efforts. Teodosio Pangia, our former president, director and CEO beneficially owns 1.2% of our common stock and is also the sole principal of Epwort Trading, Ltd., a holder of 14.0% of our common stock, and beneficially owns and/or controls, either directly or indirectly, seven companies, Altea Investments, Ltd., Gata Investments, Ltd., Baychester Investments, Ltd., TVP Capital Corp., Bekeman Investments, Ltd., Aester Investment Holdings Limited and S D Investments, Ltd., which in the aggregate hold 8,243,000 shares or 2.2% of our shares of common stock. There can be no assurance that management will resolve all conflicts of interest in favor of Diamond Discoveries. Failure of management to conduct Diamond Discoveries’ business in its best interest may result in liability of the management to Diamond Discoveries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to the Company. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that SEC beneficial ownership reporting requirements for fiscal 2008 were met with the following exceptions:

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

A copy of the Code is attached as an exhibit to the Form 10-K filed on April 14, 2004.

Item 11. Executive Compensation

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the years ended December 31, 2008 and 2007, to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the years ended December 31, 2008 and 2007 (our “named executive officers”):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Under-lying Options/ SARS (#)	All Other Compensation ($)
Antonio Sciacca	2008	$—
Chief Executive Officer	2007	—
Edward C. Williams(1)	2008	$—
Chief Financial Officer	2007	90,000
(1)	During 2007, the salary for Mr. Williams was paid by the issuance of shares of common stock in the Company.

Grants of Plan Based Awards

There were no grants under plan based awards during fiscal 2008 or 2007.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of December 31, 2008 for the CEO or CFO.

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

Other Arrangements.

During the years ended December 31, 2008 and 2007, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements.

We have not entered into employment agreements with any of our officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group as of May 14, 2009:

Name and Address of Beneficial Owner(1)	Amount and Nature of Ownership		Approximate % of Class(2)
Antonio Sciacca, Chairman, President, CEO and Director	14,114,286		3.7%
Edward C. Williams, Secretary, CFO and Director	875,000		*
Directors and Officers as a Group	14,989,286		3.9%
Teodosio V. Pangia	66,564,763	(3)	17.3%
Epwort Trading Ltd.(4)	53,821,763		14.0%
___________________________
* Less than 1%
(1)	Unless otherwise indicated, the beneficial owner’s address is the same as the Company’s principal office.
(2)	Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.
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

Item 13. Certain Relationships and Related Transactions.

Teodosio Pangia, our former president, director and CEO, beneficially owns 4,500,000 shares or 1.2% of our shares or common stock and is the sole principal of Epwort Trading Ltd., which owns 53,821,763 shares, or 14.0% of our shares of common stock and beneficially owns and/or controls, either directly or indirectly, seven companies, TVP Capital Corp., Altea Investments, Ltd., Gata Investments, Ltd., Baychester Investments, Ltd., Bekeman Investments, Ltd., Aester Investments Holdings Limited and S D Investments, Ltd., which in the aggregate hold 8,243,000 shares or 2.2% of our shares of common stock.

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

Item 14.  Principal Accountant Fees and Services

During 2008 and 2007, the Company incurred the following fees for professional services rendered by the principal accountant:

	2008	2007
Fees for audit services	$26,800	$30,100
Fees for audit-related services	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

The Audit Committee pre-approves all audit and non-audit services to be performed by the Company’s independent auditors.

Item 15. Exhibits and Reports on Form 8-K.

There were no Current Reports on Form 8-K filed by the Registrant during the fourth quarter of the calendar year ended December 31, 2008.

Exhibit Number	Description of Document
3.1	Articles of Incorporation as filed on April 24, 2000(1)
3.2	Bylaws of Diamond Discoveries International Corp.(1)
10.1	Acquisition Agreement dated September 12, 2000 between the Company and Peter Ferderber, Stanley Hawkins and Tandem Resources Ltd.(2)
10.2	Prospecting and Survey Agreement between Prospecting Geophysics Ltd and the Company dated August 14, 2000.(1)
10.3	Transfer of Mining Rights between Peter Ferderber and the Company dated June 20, 2000.(1)
10.4	Option Agreement between Diamond Discoveries International Corp. and Tandem Resources Ltd. dated September 12, 2000.(2)
10.5	Revised Prospecting and Survey Agreement between Prospecting Geophysics Ltd. and the Company dated November 20, 2000.(2)
10.6	Investment Agreement, dated as of May 10, 2007 by and between Diamond Discoveries International Corp. and Dutchess Private Equities Fund, Ltd.(4)
10.7	Registration Rights Agreement, dated as of May 10, 2007, by and between Diamond Discoveries International Corp. and Dutchess Private Equities Fund, Ltd.(4)
14	Code of Ethics for the Chief Executive Officer and Chief Financial Officer(3)
31.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Title opinion of Lavery, de Billy on the Mining Exploration Permits.(1)
_______________________
(1)	Previously filed on September 21, 2000 as part of the Company’s Registration Statement on Form 10-SB, File No. 0-31585.
(2)	Previously filed on December 1, 2000 as part of the Company’s Amended Registration Statement on Form 10-SB, File No. 0-31585.
(3)	Previously filed on April 14, 2004 as an exhibit to Form 10-K.
(4)	Previously filed on May 14, 2007 as an exhibit to Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

By:	/s/ Antonio Sciacca
Antonio Sciacca, Chief Executive Officer and Director

Dated: February 19, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Antonio Sciacca
Antonio Sciacca, Chief Executive Officer and Director

Dated: February 19, 2010

By:	/s/ Edward C. Williams
Edward C. Williams, Chief Financial Officer and Director

Dated: February 19, 2010