Form 10-Q/A
period 2009-03-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2011-03-22
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

The number of shares outstanding of Registrant’s common stock, as of January 18, 2011 is 401,491,830.

Transitional Small Business Disclosure Format (check one):     Yes  ☐  No  ☒

EXPLANATORY NOTE

We are  amending our Quarterly Report on Form 10-Q originally filed on January 18, 2011 (the “Original Form 10-Q”) for the fiscal quarter ended March 31, 2009 in order to correct certain identified errors contained in the footnotes to the Company’s previously disclosed financial statements for the quarter then ended. Note 7 to the financial statements was revised to reflect correct dates and amounts in the disclosures related to activity in our equity instruments.

This Form 10-Q/A for the fiscal quarters ended March 31, 2009 does not otherwise update information in the Original Form 10-Q to reflect facts or events occurring subsequent to the date of the Original Filings.

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

In March 2008, the Company acquired mineral rights for property located in the Thetford Mines area (the “Caribou Property”).  The Company intends to develop the mineral rights from the early stage exploration through completion of the exploration phase. Prior to any further exploration decisions, a mineral deposit must be appropriately assessed. Gathering this data usually takes several years. Once the appropriate data has been gathered, management will determine how to proceed with the exploration of this property.

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

The issuances of common stock for services and in payment of accounts payable, 8% demand notes payable, advances to stockholders and acquisitions were non-cash transactions and, accordingly, they are not reflected in the accompanying statements of cash flows for the three months ended March 31, 2009 and 2008 and the period from April 24, 2000 (Date of Inception) to March 31, 2009.

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

SIGNATURES

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Antonio Sciacca
Antonio Sciacca, Chief Executive Officer and Director

Dated: March 22, 2011