Form 10-Q/A
period 2009-06-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2011-03-22
CIK 1123836

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q originally filed on January 18, 2011(the “Original Form 10-Q”) for the fiscal quarter ended June 30, 2009 in order to correct certain identified errors contained in the footnotes to the Company’s previously disclosed financial statements for each of the quarters then ended. Note 7 to the financial statements was revised to reflect correct dates and amounts in the disclosures related to activity in our equity instruments. Note 2 was also revised to reflect the correct amounts in certain of the disclosures.

This Form 10-Q/A does not otherwise update information in the Original Form 10-Q to reflect facts or events occurring subsequent to the date of the that filing.

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

The Company recorded a loss of $73,499 and $406,095 during the six months ended June 30, 2009 and 2008, respectively.  During the six months ended June 30, 2009 and 2008, the Company recorded a net foreign currency translation adjustment of $(46,871) and $45,769, respectively, in its interest in the Caribou Property and Torngat Mountains operations reflecting a strengthening of the Canadian dollar against the U. S. dollar which is included in accumulated other comprehensive income (loss).

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

Note 7 – Stockholders’ deficiency:

Preferred stock

As of June 30, 2009, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. No shares of preferred stock had been issued by the Company as of June 30, 2009.

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

The issuances of common stock for services and in payment of accounts payable, 8% demand notes payable, advances to stockholders and acquisitions were non-cash transactions and, accordingly, they are not reflected in the accompanying statements of cash flows for the six months ended June 30, 2009 and 2008 and the period from April 24, 2000 (Date of Inception) to June 30, 2009.

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