Form 10-Q/A
period 2009-09-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2011-03-23
CIK 1123836

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q originally filed on January 18, 2011 (the “Original Form 10-Q”) for the fiscal quarter ended September 30, 2009 in order to correct certain identified errors contained in the footnotes to previously disclosed financial statements for the quarter then ended. Note 7 to these financial statements was revised to reflect correct dates and amounts in the disclosures related to activity in our equity instruments.

In addition, the financial statements contained in the Original Form 10-Q was inadvertently filed without being reviewed by the Company’s independent auditors as required by SEC rules. The revised financial statements contained in the Form 10-Q/A for that quarter have now been reviewed in accordance with SEC regulations.

The Form 10-Q/A for the fiscal quarter ended September 30, 2009 does not otherwise update information in the Original Form 10-Q to reflect facts or events occurring subsequent to the date of the Original Filings.

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

Note 7 – Stockholders’ deficiency:

Preferred stock

As of September 30, 2009, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. No shares of preferred stock had been issued by the Company as of September 30, 2009.

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

The issuances of common stock for services and in payment of accounts payable, 8% demand notes payable, advances to stockholders and acquisitions were non-cash transactions and, accordingly, they are not reflected in the accompanying statements of cash flows for the nine months ended September 30, 2009 and 2008 and the period from April 24, 2000 (Date of Inception) to September 30, 2009.

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

Dated: March 23, 2011