Form 10-K
period 2009-12-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2011-05-04
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Yes     ☐       No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of May 3, 2011 is $7,422,925.

The number of shares outstanding of the Company’s common stock, as of May 4, 2011 is 403,414,907.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

TABLE OF CONTENTS

DESCRIPTION OF BUSINESS	3
DESCRIPTION OF PROPERTY	8
LEGAL PROCEEDINGS	10
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	10
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13
INDEX TO FINANCIAL STATEMENTS	17
FINANCIAL STATEMENTS	17
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	32
CONTROLS AND PROCEDURES	32
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	34
EXECUTIVE COMPENSATION	35
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	36
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	38
PRINCIPAL ACCOUNTANT FEES AND SERVICES	39
EXHIBITS AND REPORTS ON FORM 8-K	39
SIGNATURES	40

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

FY 2008 and 2009 Activities

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

FY  2009 Activities

The 2008 field season focused on known chromite showings to confirm the chromite and platinum group elements (PGE) potential.  The 2009 field season followed a structural- geological study completed in the fall of 2008 on the Property based on satellite imagery.  The study defined high potential structural analysis at a 1:10,000 scale.  The report was titled “Structural/Geological Interpretation Using Satellite Imagery of the Brassard South Project, Quebec, Canada” dated December 2008 by A. Moreau, P. Geo., M.A. Sc., Geological Engineering, of Technologies Earth Metrix Inc. (Rouyn-Noranda, Quebec)

The channel sampling of 2009 of known showings (Finneth, American Chrome Junior and Cesar) confirmed chromium and PGE potential.  All samples selected on outcrop were 1 meter wide.  The best values were obtained on American Chrome Junior with one value up to 21.47% of Cr2O3.  All seven (7) samples are chromium rich and enriched in PGE.  Finneth Showing contains values up to 6.36% Cr2O3.  All 15 samples are contain anomalous chromium values. The three (3) highest Cr2O3 values graded 100ppb PGE (Pt-Pd- RH).  The two (2) best values obtained on Cesar graded over 2% Cr2O3.  It was recommended to do more trenching in the surrounding area of each showing.

We estimate that it will require approximately $500,000 to conduct an exploration program on the Caribou property through 2011. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision.  If we continue with the exploration of the Caribou property, we plan to raise a minimum of $500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

Employees

We do not have any full time employees at the present time. We have one part time employee, Mr. Antonio Sciacca, who is an executive officer. We use third parties to oversee and conduct our exploration activities.

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

Period	High	Low
April 2010	1.0205	0.9948
March 2010	1.0560	1.0062
February 2010	1.0772	1.0371
January 2010	1.0695	1.0225
December 2009	1.0748	1.0366
November 2009	1.0830	1.0427

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

	High	Low
Fiscal Year 2008
First Quarter	0.018	0.004
Second Quarter	0.035	0.006
Third Quarter	0.048	0.008
Fourth Quarter	0.015	0.004

Fiscal Year 2009
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

Fiscal Year 2010
First Quarter	N/A	N/A

Of the 403,414,907 shares of our common stock issued and outstanding as of May 4, 2011, 24,983,077 shares of our common stock are currently considered “restricted securities” and in the future, may be sold only in compliance with Rule 144 or in an exempt transaction under the Act unless registered under the Act.

As of May 4, 2011, the number of holders of record of our common stock was approximately 120.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future because we intend to retain our earnings to finance the expansion of our business. Thereafter, the declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including, without limitation, our financial condition, capital requirements and business condition. We are prohibited from paying cash dividends on the common stock until any issued and outstanding preferred stock is converted into common stock. However, there were no shares of preferred stock outstanding as of December 31, 2009.

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

Operations to Date

We were incorporated in the State of Delaware in April of 2000.  We have not engaged in commercial operations since inception, and therefore have not realized any revenues from operations since inception.  We do not expect to commence operations in the foreseeable future and do not expect to generate revenue in calendar year 2010.

For the fiscal years ended December 31, 2009 and 2008 and the period from April 24, 2000 (date of inception) to December 31, 2009 we incurred $26,281, $(127,436) and $2,430,572 in exploration costs, net of reimbursements and $88,060, $1,001,930 and $16,359,139 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of $114,341 or $(.00) per share based on 397,176,762 weighted average shares outstanding for the fiscal year ended December 31, 2009 compared to a net loss of $874,494 or $(.00) per share based on 370,037,390 weighted average shares outstanding for the fiscal year ended December 31, 2008.

Going Concern

In connection with their audit report on our financial statements as of December 31, 2009, Rodefer & Moss, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise sufficient capital.

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

Cash Flow and Capital Resources

Through December 31, 2009 we have relied on advances of approximately $1,737,000 from our principal stockholders, trade payables of approximately $215,000, notes payable of approximately 1,464,000 and proceeds of approximately $5,331,000 from the sale of common stock to support our limited operations. As of December 31, 2009, we had approximately $5,533 of cash.

We plan to seek additional equity or debt financing of up to $500,000 which we plan to use for the next phase of our exploration program to be conducted through December 31, 2010, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders. Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

Plan of Operation

Our business plan for the next year will consist of further exploration on the properties over which we hold the mineral exploration permits as well as preliminary marketing efforts.

We estimate that it will require approximately $500,000 to conduct an exploration program on the Caribou property through 2010. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision.  If we continue with the exploration of the Caribou property, we plan to raise a minimum of $500,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this annual report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and time of future taxable income and the potential changes in the ownership of the Company, which could subject our net operating loss carryforwards to substantial annual limitations, we offset our net deferred tax assets by an equivalent valuation allowance as of December 31, 2009.

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

Item 7A.. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplemental Data

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	18

Balance Sheets December 31, 2009 and 2008	19

Statements of Operations Years Ended December 31, 2009 and 2008 and Period from April 24, 2000 (Date of Inception) to December 31, 2009	20

Statements of Changes in Stockholders’ Deficiency Years Ended December 31, 2009 and 2008 and Period from April 24, 2000 (Date of Inception) to December 31, 2009	21

Statements of Cash Flows Years Ended December 31, 2009 and 2008 and Period from April 24, 2000 (Date of Inception) to December 31, 2009	22

Notes to Consolidated Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Diamond Discoveries International Corp.:

We have audited the accompanying consolidated balance sheets of Diamond Discoveries International Corp. (an exploration stage company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended and for the period April 24, 2000 (inception) through December 31, 2009, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Discoveries International Corp. (an exploration stage company), as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and for the period April 24, 2000 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no present revenue. The success of the Company’s business plan is also dependent upon the amount of funds it is able to raise in the near future. The Company’s capital resources as of March 31, 2011 are not sufficient to sustain operations or complete its planned activities for the upcoming year unless it raises additional funds. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee
May 4, 2011

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current assets
Cash	$5,533	$33,848
Other current assets	—	—
	5,533	33,848

Property and equipment, net	—	—
Other assets	237,517	222,775

Total	$243,050	$256,623

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Notes payable	$1,463,869	$1,264,529
Accounts payable	215,441	198,659
Other current liabilities	—	175,000
Advances from stockholders	274,924	202,874
	1,954,234	1,841,062

Total liabilities	1,954,234	1,841,062

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 401,491,830 and 383,991,830 shares issued and outstanding at December 31, 2009 and 2008, respectively	401,492	383,992
Additional paid-in capital	17,218,641	17,061,141
Deficit accumulated during the exploration stage	(18,490,824)	(18,376,483)
Accumulated other comprehensive (loss)	(840,493)	(646,584)
Unearned compensation	—	(6,505)

Total stockholders’ deficiency	(1,711,184)	(1,584,439)

Total	$243,050	$256,623

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2009

	2009	2008	April 24, 2000 to December 31, 2009
Revenues	$—	$—	$—

Operating expenses:
Exploration costs	26,281	216,367	3,980,010
Reimbursements of exploration costs	—	(343,803)	(1,549,438)
Exploration costs, net of reimbursements	26,281	(127,436)	2,430,572
General and administrative expenses	88,060	1,001,930	16,359,139

Total operating expenses	114,341	874,494	18,789,711

Operating loss	(114,341)	(874,494)	(18,789,711)

Other income (expenses)
(Loss) gain on modification of debt	—	—	1,193,910
Interest expense	—	—	(895,023)

Net loss	$(114,341)	$(874,494)	$(18,490,824)

Basic net loss per common share	$—	$—

Basic weighted average common shares outstanding	397,176,762	370,037,390

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
YEARS ENDED DECEMBER 31, 2009 AND 2008 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO DECEMBER 31, 2009

					Additional	Deficit Accumulated during the	Accumulated other comprehensive	Subscriptions
	Preferred stock		Common stock		paid-in	exploration	income	receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,419,547)	—	—	—	—	(3,419,547)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,571,238)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	—	247,616,830	247,617	14,658,141	(12,978,254)	(643,860)	—	—	(2,205,373)	(921,729)
Issuance of shares as payment for services	—	—	46,000,000	46,000	1,334,000	—	—	—	—	—	1,380,000
Proceeds from issuance of common stock	—	—	100,000	100	3,400	—	—	—	—	—	3,500
Issuance of stock options	—	—	—	—	150,000	—	—	—	—	(150,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	11,500,000	11,500	103,500	—	—	—	—	—	115,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	1,142,674	1,142,674
Net loss	—	—	—	—	—	(3,053,173)	—	—	—	—	(3,053,173)
Foreign currency translation adjustment	—	—	—	—	—	—	(48,535)	—	—	—	(48,535)
Total comprehensive loss ($3,101,708)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2006	—	—	305,216,830	305,217	16,249,041	(16,031,427)	(692,395)	—	—	(1,212,699)	(1,382,263)
Issuance of shares as payment for services	—	—	52,000,000	52,000	416,000	—	—	—	—	—	468,000
Issuance of stock options	—	—	—	—	10,000	—	—	—	—	(10,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	1,000,000	1,000	9,000	—	—	—	—	—	10,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	784,560	784,560
Net loss	—	—	—	—	—	(1,470,562)	—	—	—	—	(1,470,562)
Foreign currency translation adjustment	—	—	—	—	—	—	(244,177)	—	—	—	(244,177)
Total comprehensive loss ($1,714,741)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2007	—	—	358,216,830	358,217	16,684,041	(17,501,989)	(936,572)	—	—	(438,139)	(1,834,442)
Issuance of shares as payment for services	—	—	10,025,000	10,025	121,600	—	—	—	—	—	131,625
Issuance of shares in connection with acquisition of mineral permits	—	—	10,000,000	10,000	120,000	—	—	—	—	—	130,000
Proceeds from issuance of common stock	—	—	5,750,000	5,750	135,500	—	—	—	—	—	141,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	431,634	431,634
Net loss	—	—	—	—	—	(874,494)	—	—	—	—	(874,494)
Foreign currency translation adjustment	—	—	—	—	—	—	289,988	—	—	—	289,988
Total comprehensive loss ($584,506)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2008	—	$—	383,991,830	$383,992	$17,061,141	$(18,376,483)	(646,584)	—	$—	$(6,505)	$(1,584,439)
Proceeds from issuance of common stock	—	—	17,500,000	17,500	157,500	—	—	—	—	—	175,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	6,505	6,505
Net loss	—	—	—	—	—	(114,341)	—	—	—	—	(114,341)
Foreign currency translation adjustment	—	—	—	—	—	—	(193,909)	—	—	—	(193,909)
Total comprehensive loss ($308,237)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2009	—	$—	401,491,830	$401,492	$17,218,641	$(18,490,824)	(840,493)	—	$—	$—	$(1,711,184)

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2009
	2009	2008	April 24, 2000 to December 31, 2009
Operating activities:
Net loss	$(114,341)	$(874,494)	$(18,490,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	—	131,625	5,204,875
Amortization of unearned compensation	6,505	431,634	3,954,500
Amortization of discount on note payable	—	—	45,107
Forgiveness of stock subscriptions	—	—	361,295
(Loss) gain on modification of debt	—	—	(1,193,910)
Cost of mineral permits paid through the issuance of common stock	—	—	50,000
Loss on disposal of property and equipment	—	70,533	74,680
Depreciation	—	47,022	171,953
Changes in operating assets and liabilities:
Other assets	—	43,570	(34,133)
Accounts payable	(9,808)	35,723	2,898,610
Net cash used in operating activities	(117,644)	(114,387)	(6,957,847)

Investing activities:
Purchases of property and equipment	—	—	(252,733)
Acquisition of Caribou Property	—	(75,000)	(75,000)
Proceeds from sale of property and equipment	—	—	10,000
Net cash used in investing activities	—	(75,000)	(317,733)

Financing activities:
Advances from stockholders, net	89,329	(52,228)	1,736,919
Proceeds from issuance of notes payable, net of payments	—	(45,000)	212,729
Proceeds from issuance of common stock and warrants	—	316,250	5,331,465
Net cash provided by financing activities	89,329	219,022	7,281,113

Net increase (decrease) in cash	(28,302)	29,635	5,533
Cash, beginning of period	33,848	4,213	—

Cash, end of period	$5,533	$33,848	$5,533

Supplemental information
Cash paid for
Interest	$—	$—	$895,023
Income taxes	$—	$—	$—

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

Other than contracting with third parties to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of December 31, 2009. Accordingly, it is considered an “exploration stage company” for accounting purposes.  In addition to exploration costs, the Company incurs general and administrative expense which consists primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital deficiency of approximately $1,949,000 and a stockholders’ deficiency of approximately $1,711,000 as of December 31, 2009. Management believes that the Company will not generate any revenues during the twelve month period subsequent to December 31, 2009 in which it will be gathering and evaluating data related to the mineral rights for the Caribou Property. Since its inception, the Company has received total consideration of $7,281,113 as a result of proceeds of shareholder advances, the issuance of notes payable and the sales of common stock, management believes that the Company will still need total additional financing of approximately $500,000 to continue to operate as planned during the twelve month period subsequent to December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least December 31, 2010 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

Income taxes:

Income tax expense is provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes.  Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate primarily to the effects of net operating loss carry forwards.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Refundable tax credit:

The Company is eligible for a refundable tax credit given by the Province of Quebec to encourage mineral exploration in the province.  Eligible expenses include exploration expenses within Quebec.

The Company files a tax return claiming the refundable tax credit.  However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit.  Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment.  During the years ended December 31, 2009 and 2008, the Company did not receive any refunds under the program.

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

Since the Company had a net loss for the years ended December 31, 2008, the assumed effects of the exercise of the warrants to purchase 95,576,849 shares of common stock that were issued during 2005 and the application of the treasury stock method would have been anti-dilutive.  Therefore, there is no diluted per share amounts in the 2008 statements of operations.  The warrants expired in 2008.

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

The Company recorded a loss of $114,341, $874,494 and $18,490,824 during the years ended December 31, 2009 and 2008 and the period from April 24, 2000 (Date of Inception) to December 31, 2009, respectively.  During the years ended December 31, 2009 and 2008, the Company recorded a net foreign currency translation adjustment of $(193,909) and $289,988, respectively, in its interest in the Caribou Property and Torngat Mountains operations reflecting a strengthening of the Canadian dollar against the U. S. dollar which is included in accumulated other comprehensive income (loss).

Comprehensive loss

Comprehensive loss consists of net loss for the period, unrealized hedging transactions and foreign currency translation adjustments.

Recent accounting pronouncements:

In June 2009, the FASB issued ASC 105, Codification which establishes FASB Codification as the source of authoritative generally accepted accounting pronouncements (“US GAAP”) recognized by the FASB to be applied by non-governmental entities.  The final rule was for interim and annual periods issued after September 15, 2009.  The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805-10 (Prior authoritative literature SFAS No. 141(R)), “Business Combinations,” which revises the previously issued SFAS 141. ASC 805-10 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire.  The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied prospectively. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805-10-65 (Prior authoritative literature SFAS No. 160), “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” ASC 805-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. ASC 805-10-65 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. ASC 805-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008. ASC 805-10-65 will be applied prospectively, with a disclosure requirement for existing minority interests to be applied retrospectively. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3—Permits:

Pursuant to an agreement consummated on September 12, 2000, the Company acquired certain permits in the Torngat Fields from Peter Ferderber and S. G. Hawkins, who were key consultants and advisors to the Company, for total consideration of $90,540, of which $40,540 ($60,000 Canadian) represents the amount paid in cash and $50,000 represents the fair value of a total of 2,000,000 shares of the Company’s common stock issued to Messrs. Ferderber and Hawkins. The exchange of shares for the permits was a non-cash transaction that is not reflected in the accompanying statement of cash flows for the period from April 24, 2000 to December 31, 2009.

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

Pursuant to an agreement consummated on March 17, 2008, the Company acquired certain mineral rights in property located in the Thetford Mines area, part of the Appalachian Belt, Province of Quebec, Canada from Bertrand Brassard and Michel Lavoie for total consideration of $205,000, of which $75,000 represents the amount paid in cash and $130,000 represents the fair value of a total of 10,000,000 shares of the Company’s common stock issued to Messrs. Brassard and Lavoie.  The exchange of shares for the permits was a non-cash transaction that is not reflected in the accompanying statement of cash flows for the year ended December 31, 2008 and for the period from April 24, 2000 to December 31, 2009.

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

At December 31, 2009 and 2008, major classes of property and equipment are as follows:

Estimated
	2009	2008	Useful Lives
Drilling equipment	$—	$—	5 years
Less accumulated depreciation	—	—

Property and equipment, net	$—	$—

Depreciation expense for the year ended December 31, 2009 and 2008 was $— and $47,022, respectively. During the year ended December 31, 2008, the Company recorded an impairment loss of $70,533 for the remaining balance of property and equipment which is included in general and administrative expenses in the accompanying statement of operations.

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

Note 6—Stockholders’ deficiency:

Preferred stock

As of December 31, 2009, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. No shares of preferred stock had been issued by the Company as of December 31, 2009.

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

The issuances of common stock for services and in payment of accounts payable, 8% demand notes payable, advances to stockholders and acquisitions were non-cash transactions and, accordingly, they are not reflected in the accompanying statements of cash flows for the years ended December 31, 2009 and 2008 and the period from April 24, 2000 (Date of Inception) to December 31, 2009.

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

The Company recorded a charge of $6,505 and $431,634 to compensation expense to amortize unearned compensation for the years ended December 31, 2009 and 2008, respectively.

The following assumptions were used to price options granted during the years ended December 31, 2009 and 2008, all of whose exercise price was less than market at the date of grant: Risk free rate of return, 4%; expected life, 3 years; expected volatility, 300.59%; expected dividends, zero.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the years ended December 31, 2009 and 2008.

	2009		2008
	Shares	Weighed Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding beginning of year	—	$—	—	$—
Options expired	—	$—	—	$—
Options exercised	—	$—	—	$—
Options granted	—	$—	—	$—

Options outstanding end year	—	$—	—	$—

Options exercisable end of year	—	$—	—	$—

Options price range, end of year	$—		$—
Options price range for exercised shares	$—		$—
Options available for grant at end of year	3,700,000		3,700,000
Weighted average fair value of options granted during the year	$—		$—
Weighted average exercise price of options granted during the year	$—		$—

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

Note 7—Income taxes:

As of December 31, 2009, the Company had net operating loss carryforwards of approximately $19,331,000 available to reduce future Federal taxable income which will expire at various dates through 2024. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, if any, the Company offset the deferred tax assets of approximately $7,732,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2009.

The Company had also offset the potential benefits from net operating loss carryforwards of approximately $7,732,000 and $7,609,000 by equivalent valuation allowances as of December 31, 2009 and 2008. As a result of the increases in the valuation allowance of $123,000 for the year ended December 31, 2009, $234,000 for the year ended December 31, 2008 and $7,732,000 for the period from April 24, 2000 to December 31, 2009, the Company did not recognize any credits for income taxes in the accompanying statements of operations to offset its pre-tax losses in any of those periods.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Antonio Sciacca and former Chief Financial Officer, Mr. Edward Williams. Based upon that evaluation, our Chief Executive Officer and former Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective. In making this evaluation, the Chief Executive Officer and former Chief Financial Officer considered, among other things, the material weakness in our internal control over financial reporting described below.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and former Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that, as of December 31, 2009, the Company did not maintain effective internal controls over financial reporting due to our limited number of employees which resulted in our inability to effectively segregate all conflicting duties.

Currently we use one consultant to assist in the preparation of the financial statements and accompanying footnotes.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

(C) CHANGES IN INTERNAL CONTROL

There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect such controls.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) Of The Exchange Act

The following Table sets forth certain information regarding the executive officers and directors of the Company as of May 4, 2011.  All officers and directors are elected for a term of one year and until their successors are elected.

Name	Age	Company Position
Antonio Sciacca	51	Chairman, President, CEO, and Director

Antonio Sciacca

Mr. Sciacca has been our chief executive officer since June 2008 and a director since March 2007.  Since 1995 Mr. Sciacca has been the Director of Programs/Operations of North American Controls Inc a manufacturing company with facilities for the U.S. defense industry.  Mr. Sciacca currently sits on the board of Immaculate Conception schools in Warren, Michigan.

Conflicts of Interest

Our management has other financial and business interests to which a significant amount of time is devoted which may pose conflicts of interest with regard to allocation of their time and efforts. Teodosio Pangia, our former president, director and CEO beneficially owns 1.1% of our common stock and is also the sole principal of Epwort Trading, Ltd., a holder of 13.3% of our common stock, and beneficially owns and/or controls, either directly or indirectly, seven companies, Altea Investments, Ltd., Gata Investments, Ltd., Baychester Investments, Ltd., TVP Capital Corp., Bekeman Investments, Ltd., Aester Investment Holdings Limited and S D Investments, Ltd., which in the aggregate hold 8,243,000 shares or 2.0% of our shares of common stock. There can be no assurance that management will resolve all conflicts of interest in favor of Diamond Discoveries. Failure of management to conduct Diamond Discoveries’ business in its best interest may result in liability of the management to Diamond Discoveries.

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

Item 11. Executive Compensation

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the years ended December 31, 2009 and 2008, to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the years ended December 31, 2009 and 2008 (our “named executive officers”):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Under-lying Options/ SARS (#)	All Other Compen- sation ($)
Antonio Sciacca	2009	$—
Chief Executive Officer	2008	—
Edward C. Williams(1)	2009	$—
Chief Financial Officer	2008	—
(1)	During 2010, Mr. Williams resigned from his positions of Chief Financial Officer and Director.

Grants of Plan Based Awards

There were no grants under plan based awards during fiscal 2009 or 2008.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of December 31, 2009 for the CEO or CFO.

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

Other Arrangements.

During the years ended December 31, 2009 and 2008, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements.

We have not entered into employment agreements with any of our officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the name and address of each officer and director of the Company and each person who owns beneficially more than five percent of the Common Stock of the Company, and the number of shares owned by each such person and by all officers and directors as a group as of May 4, 2011:

Name and Address of Beneficial Owner(1)	Amount and Nature of Ownership		Approximate % of Class(2)
Antonio Sciacca, Chairman, President, CEO and Director	14,114,286		3.5%
Directors and Officers as a Group	14,114,286		3.5%
Teodosio V. Pangia	66,564,763	(3)	16.5%
Epwort Trading Ltd.(4)	53,821,763		13.3%

* Less than 1%
(1)	Unless otherwise indicated, the beneficial owner’s address is the same as the Company’s principal office.
(2)	Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.
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

Item 13. Certain Relationships and Related Transactions.

Teodosio Pangia, our former president, director and CEO, beneficially owns 4,500,000 shares or 1.1% of our shares or common stock and is the sole principal of Epwort Trading Ltd., which owns 53,821,763 shares, or 13.3% of our shares of common stock and beneficially owns and/or controls, either directly or indirectly, seven companies, TVP Capital Corp., Altea Investments, Ltd., Gata Investments, Ltd., Baychester Investments, Ltd., Bekeman Investments, Ltd., Aester Investments Holdings Limited and S D Investments, Ltd., which in the aggregate hold 8,243,000 shares or 2.0% of our shares of common stock.

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

Item 14.  Principal Accountant Fees and Services

During 2009 and 2008, the Company incurred the following fees for professional services rendered by the principal accountant:

	2009	2008
Fees for audit services	$15,100	$26,800
Fees for audit-related services	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

The Audit Committee pre-approves all audit and non-audit services to be performed by the Company’s independent auditors.

Item 15. Exhibits and Reports on Form 8-K.

There were no Current Reports on Form 8-K filed by the Registrant during the fourth quarter of the calendar year ended December 31, 2009.

Exhibit Number	Description of Document
3.1	Articles of Incorporation as filed on April 24, 2000(1)
3.2	Bylaws of Diamond Discoveries International Corp.(1)
10.1	Acquisition Agreement dated September 12, 2000 between the Company and Peter Ferderber, Stanley Hawkins and Tandem Resources Ltd.(2)
10.2	Prospecting and Survey Agreement between Prospecting Geophysics Ltd and the Company dated August 14, 2000.(1)
10.3	Transfer of Mining Rights between Peter Ferderber and the Company dated June 20, 2000.(1)
10.4	Option Agreement between Diamond Discoveries International Corp. and Tandem Resources Ltd. dated September 12, 2000.(2)
10.5	Revised Prospecting and Survey Agreement between Prospecting Geophysics Ltd. and the Company dated November 20, 2000.(2)
10.6	Investment Agreement, dated as of May 10, 2007 by and between Diamond Discoveries International Corp. and Dutchess Private Equities Fund, Ltd.(4)
10.7	Registration Rights Agreement, dated as of May 10, 2007, by and between Diamond Discoveries International Corp. and Dutchess Private Equities Fund, Ltd.(4)
14	Code of Ethics for the Chief Executive Officer and Chief Financial Officer(3)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Title opinion of Lavery, de Billy on the Mining Exploration Permits.(1)

(1)	Previously filed on September 21, 2000 as part of the Company’s Registration Statement on Form 10-SB, File No. 0-31585.
(2)	Previously filed on December 1, 2000 as part of the Company’s Amended Registration Statement on Form 10-SB, File No. 0-31585.
(3)	Previously filed on April 14, 2004 as an exhibit to Form 10-K.
(4)	Previously filed on May 14, 2007 as an exhibit to Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND DISCOVERIES INTERNATIONAL CORP.

By:	/s/ Antonio Sciacca
Antonio Sciacca, Chief Executive Officer and Director

Dated: May 4, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Antonio Sciacca
Antonio Sciacca, Chief Executive Officer and Director

Dated: Mat 4, 2011