Form 10-Q
period 2010-03-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2011-05-04
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of Registrant’s common stock, as of May 4, 2011 is 403,414,907.

Transitional Small Business Disclosure Format (check one):           Yes  ☐  No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(Unaudited)

	Mar. 31,	Dec. 31,
	2010	2009
ASSETS
Current assets
Cash	$3,990	$5,533
	3,990	5,533

Other assets	241,242	237,517

Total	$245,232	$243,050

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Notes payable	$1,514,249	$1,463,869
Accounts payable	220,747	215,441
Advances from stockholders	295,842	274,924
	2,030,838	1,954,234

Total liabilities	2,030,838	1,954,234

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 401,491,830 and 401,491,830 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	401,492	401,492
Additional paid-in capital	17,218,641	17,218,641
Deficit accumulated during the exploration stage	(18,514,716)	(18,490,824)
Accumulated other comprehensive income (loss)	(891,023)	(840,493)
Unearned compensation	—	—

Total stockholders’ deficiency	(1,785,606)	(1,711,184)

Total	$245,232	$243,050

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND PERIOD
FROM APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2010
(Unaudited)

	Three Months Ended March 31,
	2010	2009	Cumulative

Revenues	$—	$—	$—

Operating expenses:
Exploration costs	21,288	—	4,001,298
Reimbursements of exploration costs	—	—	(1,549,438)
Exploration costs, net of reimbursements	—	—	2,451,860
General and administrative expenses	2,604	61,654	16,361,743
Totals	23,892	61,654	18,813,603

Operating loss	(23,892)	(61,654)	(18,813,603)

Other income (expenses)
Gain on modification of debt	—	—	1,193,910
Interest expense	—	—	(895,023)

Net loss	$(23,892)	$(61,654)	$(18,514,716)

Basic net loss per common share	$—	$—

Basic weighted average common shares Outstanding	401,491,830	383,991,830

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2010 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO MARCH 31, 2010

	Preferred stock		Common stock		Additional paid-in	Deficit Accumulated during the exploration	Accumulated other comprehensive income	Subscriptions receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,419,547)	—	—	—	—	(3,419,547)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,571,238)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	—	247,616,830	247,617	14,658,141	(12,978,254)	(643,860)	—	—	(2,205,373)	(921,729)
Issuance of shares as payment for services	—	—	46,000,000	46,000	1,334,000	—	—	—	—	—	1,380,000
Proceeds from issuance of common stock	—	—	100,000	100	3,400	—	—	—	—	—	3,500
Issuance of stock options	—	—	—	—	150,000	—	—	—	—	(150,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	11,500,000	11,500	103,500	—	—	—	—	—	115,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	1,142,674	1,142,674
Net loss	—	—	—	—	—	(3,053,173)	—	—	—	—	(3,053,173)
Foreign currency translation adjustment	—	—	—	—	—	—	(48,535)	—	—	—	(48,535)
Total comprehensive loss ($3,101,708)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2006	—	—	305,216,830	305,217	16,249,041	(16,031,427)	(692,395)	—	—	(1,212,699)	(1,382,263)
Issuance of shares as payment for services	—	—	52,000,000	52,000	416,000	—	—	—	—	—	468,000
Issuance of stock options	—	—	—	—	10,000	—	—	—	—	(10,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	1,000,000	1,000	9,000	—	—	—	—	—	10,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	784,560	784,560
Net loss	—	—	—	—	—	(1,470,562)	—	—	—	—	(1,470,562)
Foreign currency translation adjustment	—	—	—	—	—	—	(244,177)	—	—	—	(244,177)
Total comprehensive loss ($1,714,741)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2007	—	—	358,216,830	358,217	16,684,041	(17,501,989)	(936,572)	—	—	(438,139)	(1,834,442)
Issuance of shares as payment for services	—	—	10,025,000	10,025	121,600	—	—	—	—	—	131,625
Issuance of shares in connection with acquisition of mineral permits	—	—	10,000,000	10,000	120,000	—	—	—	—	—	130,000
Proceeds from issuance of common stock	—	—	5,750,000	5,750	135,500	—	—	—	—	—	141,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	431,634	431,634
Net loss	—	—	—	—	—	(874,494)	—	—	—	—	(874,494)
Foreign currency translation adjustment	—	—	—	—	—	—	289,988	—	—	—	289,988
Total comprehensive loss ($584,506)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2008	—	$—	383,991,830	$383,992	$17,061,141	$(18,376,483)	(646,584)	—	$—	$(6,505)	$(1,584,439)
Proceeds from issuance of common stock	—	—	17,500,000	17,500	157,500	—	—	—	—	—	175,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	6,505	6,505
Net loss	—	—	—	—	—	(114,341)	—	—	—	—	(114,341)
Foreign currency translation adjustment	—	—	—	—	—	—	(193,905)	—	—	—	(193,905)
Total comprehensive loss ($308,237)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2009	—	$—	401,491,830	$401,492	$17,218,641	$(18,490,824)	(840,493)	—	$—	$—	$(1,711,184)
Net loss	—	—	—	—	—	(23,892)	—	—	—	—	(23,892)
Foreign currency translation adjustment	—	—	—	—	—	—	(50,530)	—	—	—	(50,530)
Total comprehensive loss ($74,422)	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2010	—	$—	401,491,830	$401,492	$17,218,641	$(18,514,716)	$(891,023)	—	$—	$—	$(1,785,606)

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO MARCH 31, 2010
(Unaudited)

	Three Months Ended March 31,
	2010	2009	Cumulative

Operating activities:
Net loss	$(23,892)	$(61,654)	$(18,514,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	—	—	5,204,875
Amortization of unearned compensation	—	6,505	3,954,500
Amortization of discount on note payable	—	—	45,107
Forgiveness of stock subscription	—	—	361,295
Gain on modification of debt	—	—	(1,193,910)
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Loss on disposal of property and equipment	—	—	74,680
Depreciation	—	—	171,953
Changes in operating assets and liabilities –
Other assets	—	—	(34,133)
Accounts payable	—	9,488	2,898,610
Net cash used in operating activities	(23,892)	(45,661)	(6,981,739)

Investing activities
Purchases of property and equipment	—	—	(252,733)
Acquisition of Caribou property	—	—	(75,000)
Proceeds from sale of property and equipment	—	—	10,000
Net cash used in investing activities	—	—	(317,733)

Financing activities:
Advances from stockholders, net	22,349	15,337	1,759,268
Proceeds from issuance of notes payable, net of payments	—	—	212,729
Proceeds from issuance of common stock	—	—	5,331,465
Net cash provided by financing activities	22,349	15,337	7,303,462

Net increase (decrease) in cash	(1,543)	(30,324)	3,990

Cash, beginning of period	5,533	33,848	—

Cash, end of period	$3,990	$3,524	$3,990

Supplemental information
Cash paid for
Interest	$—	$—	$895,023
Income taxes	$—	$—	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2010, its results of operations for the three months ended March 31, 2010 and 2009, its changes in stockholders’ deficit for the three months ended March 31, 2010, its cash flows for the three months ended March 31, 2010 and 2009 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to March 31, 2010. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2009 and 2008 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2009 that was previously filed with the SEC.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Other than contracting with third parties to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of March 31, 2010. Accordingly, it is considered an “exploration stage company” for accounting purposes.  In addition to exploration costs, the Company incurs general and administrative expenses which consist primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital deficit of approximately $2,027,000 and a stockholders’ deficit of approximately $1,786,000 as of March 31, 2010. Management believes that the Company will not generate any revenues during the twelve month period subsequent to March 31, 2010 in which it will be gathering and evaluating data related to the Caribou Property. Since its inception, the Company has received total consideration of $7,303,462 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock.  Management believes that the Company will still need total additional financing of approximately $500,000 to continue to operate as planned during the twelve month period subsequent to March 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least March 31, 2011 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

The Company files a tax return claiming the refundable tax credit.  However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit.  Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment.  During the three months ended March 31, 2010 and 2009, the Company did not receive any refunds under the program.

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

The Company recorded a loss of $23,892 and $61,654 during the three months ended March 31, 2010 and 2009, respectively.  During the three months ended March 31, 2010 and 2009, the Company recorded a net foreign currency translation adjustment of $(50,530) and $50,544, respectively, in its interest in the Caribou Property and Torngat Mountains operations reflecting a strengthening of the Canadian dollar against the U. S. dollar which is included in accumulated other comprehensive income (loss).

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

Note 3 – Notes payable:

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

Note 4 – Advances from stockholders:

Advances from stockholders of $295,842 at March 31, 2010 were non-interest bearing and due on demand.

Note 5 – Income taxes:

As of March 31, 2010, the Company had net operating loss carry forwards of approximately $19,406,000 available to reduce future Federal taxable income which will expire through 2025. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carry forwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $7,762,000 attributable to the potential benefits from the utilization of those net operating loss carry forwards by an equivalent valuation allowance as of March 31, 2010.

The Company had also offset the potential benefits from net operating loss carry forwards by an equivalent valuation allowance as of December 31, 2009. As a result of the increases in the valuation allowance of approximately $30,000 and $13,000 in the three months ended March 31, 2010 and 2009, respectively, and $7,762,000 in the period from April 24, 2000 to March 31, 2010, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Note 6 – Stockholders’ deficiency:

Preferred stock

As of March 31, 2010, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. No shares of preferred stock had been issued by the Company as of March 31, 2010.

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

The issuances of common stock for services and in payment of accounts payable, 8% demand notes payable, advances to stockholders and acquisitions were non-cash transactions and, accordingly, they are not reflected in the accompanying statements of cash flows for the three months ended March 31, 2010 and 2009 and the period from April 24, 2000 (Date of Inception) to March 31, 2010.

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

In October 2007, the Company issued 1,000,000 shares of its common stock in connection with the exercise of stock options. The options had an aggregate fair market value of $10,000 at the date of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $10,000 to record the fair value of the options

There were no options granted during the three months ended March 31, 2010.

The Company recorded a charge of $0 and $6,505 to compensation expense to amortize unearned compensation for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the three months ended March 31, 2010 and 2009.

	2010		2009
	Shares	Weighed Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding beginning of period	—	$—	—	$—
Options canceled	—	—	—	—
Options exercised	—	—	—	—
Options granted	—	—	—	—

Options outstanding end of period	—	$—	—	$—

Options exercisable end of period	—	$—	—	$—

Options price range, end of period	$0.01		$0.01
Options price range for exercised shares	$0.01		$0.01
Options available for grant at end of period	3,700,000		3,700,000
Weighted average fair value of options granted during the period	$—		$—
Weighted average exercise price of options granted during the period	$—		$—

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

For the three months ended March 31, 2010 and 2009 and the period from April 24, 2000 (date of inception) to March 31, 2010, we incurred $21,288, $0 and $2,451,860 in exploration costs, net of reimbursements, and $2,604, $61,654 and $16,361,743 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $24,000 or $0 per share based on 401,491,830 weighted average shares outstanding for the three months ended March 31, 2010 compared to a net loss of approximately $62,000 or $0 per share based on 383,991,830 weighted average shares outstanding for the three months ended March 31, 2009.

Going Concern

In connection with their report on our financial statements as of December 31, 2009, Rodefer Moss & Co, PLLC, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise capital.

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

Cash Flow and Capital Resources

Through March 31, 2010, we have relied on the total consideration of $7,303,462 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock to support our limited operations. As of March 31, 2010, we had a cash balance of $3,990.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Antonio Sciacca and former Chief Financial Officer, Mr. Edward Williams. Based upon that evaluation, our Chief Executive Officer and former Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective. In making this evaluation, the Chief Executive Officer and former Chief Financial Officer considered, among other things, the material weakness in our internal control over financial reporting described below.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that, as of March 31, 20010, the Company did not maintain effective internal controls over financial reporting due to our limited number of employees which resulted in our inability to effectively segregate all conflicting duties.

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

There was no change in our internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

There have been no material changes with respect to the risk factors previously disclosed in our 2009 10-K.

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