Form 10-Q
period 2011-06-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2011-08-22
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For 1934 for the transition period from _______ to _______ .

Commission file number 000-31585

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	06-1579927
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Rockefeller Plaza, Suite 2000
New York, NY 10111
(Address of principal executive offices)

(212) 332-8016
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer    ☐                                        Accelerated filer       ☐                           Non-accelerated filer       ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       Yes  ☐    No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of Registrant’s common stock, as of August 22, 2011 is 426,303,795.

Transitional Small Business Disclosure Format (check one):       Yes  ☐  No  ☑

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(Unaudited)

	June 30, 2011	Dec. 31, 2010

ASSETS
Current assets
Cash	$16,521	$6,801
	16,521	6,801

Other assets	247,159	243,614

Total	$263,680	$250,415

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Notes payable	$1,594,258	$1,561,313
Accounts payable	253,226	257,177
Accrued expenses	55,000	—
Advances from stockholders	359,265	315,001
	2,261,749	2,133,491

Total liabilities	2,261,749	2,133,491

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 403,414,907 and 391,884,907 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	403,415	391,885
Additional paid-in capital	17,251,674	17,233,226
Deficit accumulated during the exploration stage	(18,680,646)	(18,585,001)
Accumulated other comprehensive income (loss)	(972,512)	(923,186)
Unearned compensation	—	—

Total stockholders’ deficiency	(1,998,069)	(1,883,076)

Total	$263,680	$250,415

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX AND THREE MONTHS ENDED JUNE 30, 2011 AND 2010 AND PERIOD
FROM APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2011
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010	Cumulative

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Exploration costs	—	21,288	—	—	4,004,530
Reimbursements of exploration costs	—	—	—	—	(1,549,438)
Exploration costs, net of reimbursements	—	21,288	—	—	2,455,092
General and administrative expenses	95,645	3,759	36,693	1,155	16,524,441
Totals	95,645	25,047	36,693	1,155	18,979,533

Operating loss	(95,645)	(25,047)	(36,693)	(1,155)	(18,979,533)

Other income (expenses)
Gain on modification of debt	—	—	—	—	1,193,910
Interest expense	—	—	—	—	(895,023)

Net loss	$(95,645)	$(25,047)	$(36,693)	$(1,155)	$(18,680,646)

Basic net loss per common share	$—	$—	$—	$—

Basic weighted average common shares Outstanding	402,968,995	401,491,830	403,414,907	401,491,830

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
SIX MONTHS ENDED JUNE 30, 2011 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO JUNE 30, 2011

	Preferred stock		Common stock		Additional paid-in	Deficit Accumulated during the exploration	Accumulated other comprehensive income	Subscriptions receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,419,547)	—	—	—	—	(3,419,547)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,571,238)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	—	247,616,830	247,617	14,658,141	(12,978,254)	(643,860)	—	—	(2,205,373)	(921,729)
Issuance of shares as payment for services	—	—	46,000,000	46,000	1,334,000	—	—	—	—	—	1,380,000
Proceeds from issuance of common stock	—	—	100,000	100	3,400	—	—	—	—	—	3,500
Issuance of stock options	—	—	—	—	150,000	—	—	—	—	(150,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	11,500,000	11,500	103,500	—	—	—	—	—	115,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	1,142,674	1,142,674
Net loss	—	—	—	—	—	(3,053,173)	—	—	—	—	(3,053,173)
Foreign currency translation adjustment	—	—	—	—	—	—	(48,535)	—	—	—	(48,535)
Total comprehensive loss ($3,101,708)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2006	—	—	305,216,830	305,217	16,249,041	(16,031,427)	(692,395)	—	—	(1,212,699)	(1,382,263)
Issuance of shares as payment for services	—	—	52,000,000	52,000	416,000	—	—	—	—	—	468,000
Issuance of stock options	—	—	—	—	10,000	—	—	—	—	(10,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	1,000,000	1,000	9,000	—	—	—	—	—	10,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	784,560	784,560
Net loss	—	—	—	—	—	(1,470,562)	—	—	—	—	(1,470,562)
Foreign currency translation adjustment	—	—	—	—	—	—	(244,177)	—	—	—	(244,177)
Total comprehensive loss ($1,714,741)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2007	—	—	358,216,830	358,217	16,684,041	(17,501,989)	(936,572)	—	—	(438,139)	(1,834,442)
Issuance of shares as payment for services	—	—	10,025,000	10,025	121,600	—	—	—	—	—	131,625
Issuance of shares in connection with acquisition of mineral permits	—	—	10,000,000	10,000	120,000	—	—	—	—	—	130,000
Proceeds from issuance of common stock	—	—	5,750,000	5,750	135,500	—	—	—	—	—	141,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	431,634	431,634
Net loss	—	—	—	—	—	(874,494)	—	—	—	—	(874,494)
Foreign currency translation adjustment	—	—	—	—	—	—	289,988	—	—	—	289,988
Total comprehensive loss ($584,506)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2008	—	$—	383,991,830	$383,992	$17,061,141	$(18,376,483)	(646,584)	—	$—	$(6,505)	$(1,584,439)
Proceeds from issuance of common stock	—	—	17,500,000	17,500	157,500	—	—	—	—	—	175,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	6,505	6,505
Net loss	—	—	—	—	—	(114,341)	—	—	—	—	(114,341)
Foreign currency translation adjustment	—	—	—	—	—	—	(193,909)	—	—	—	(193,909)
Total comprehensive loss ($308,237)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2009	—	$—	401,491,830	$401,492	$17,218,641	$(18,490,824)	(840,493)	—	$—	$—	$(1,711,184)
Redemption of common stock	—	—	(23,060,000	(23,060)	(6,940)	—	—	—	—	—	(30,000)
Proceeds from issuance of common stock	—	—	13,453,077	13,453	21,525	—	—	—	—	—	34,978
Net loss	—	—	—	—	—	(94,177)	—	—	—	—	(94,177)
Foreign currency translation adjustment	—	—	—	—	—	—	(82,693)	—	—	—	(82,693)
Total comprehensive loss ($176,870)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2010	—	$—	391,884,907	$391,885	$17,233,226	$(18,585,001)	$(923,186)	—	$—	$—	$(1,883,076)
Proceeds from issuance of common stock	—	—	11,530,000	11,530	18,448	—	—	—	—	—	29,978
Net loss	—	—	—	—	—	(95,645)	—	—	—	—	(95,645)
Foreign currency translation adjustment	—	—	—	—	—	—	(49,326)	—	—	—	(49,326)
Total comprehensive loss ($144,971)	—	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2011	—	$—	403,414,907	$403,415	$17,251,674	$(18,680,646)	$(972,512)	—	—	$—	$(1,998,069)

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO JUNE 30, 2011
(Unaudited)

	Six Months Ended June 30,
	2011	2010	Cumulative

Operating activities:
Net loss	$(95,645)	$(25,047)	$(18,680,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	—	—	5,204,875
Amortization of unearned compensation	—	—	3,954,500
Amortization of discount on note payable	—	—	45,107
Forgiveness of stock subscription	—	—	361,295
Gain on modification of debt	—	—	(1,193,910)
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Loss on disposal of property and equipment	—	—	74,680
Depreciation	—	—	171,953
Changes in operating assets and liabilities –
Other assets	—	—	(34,133)
Accounts payable	(9,000)	—	2,922,663
Accrued expenses	55,000	—	55,000
Net cash used in operating activities	(49,645)	(25,047)	(7,068,616)

Investing activities
Purchases of property and equipment	—	—	(252,733)
Acquisition of Caribou property	—	—	(75,000)
Proceeds from sale of property and equipment	—	—	10,000
Net cash used in investing activities	—	—	(317,733)

Financing activities:
Advances from stockholders, net	44,387	23,392	1,823,720
Proceeds from issuance of notes payable, net of payments	(15,000)	—	212,729
Proceeds from issuance of common stock	29,978	—	5,366,421
Net cash provided by financing activities	59,365	23,392	7,402,870

Net increase (decrease) in cash	9,720	(1,655)	16,521

Cash, beginning of period	6,801	5,533	—

Cash, end of period	$16,521	$3,878	$16,521

Supplemental information
Cash paid for
Interest	$—	$—	$895,023
Income taxes	$—	$—	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2011, its results of operations for the six and three months ended June 30, 2011 and 2010, its changes in stockholders’ deficit for the six months ended June 30, 2011, its cash flows for the six months ended June 30, 2011 and 2010 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to June 30, 2011. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2010 and 2009 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2010 that was previously filed with the SEC.

The results of operations for the six and three months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Other than contracting with third parties to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of June 30, 2011. Accordingly, it is considered an “exploration stage company” for accounting purposes.  In addition to exploration costs, the Company incurs general and administrative expenses which consist primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital deficit of approximately $2,245,000 and a stockholders’ deficit of approximately $1,998,000 as of June 30, 2011. Management believes that the Company will not generate any revenues during the twelve month period subsequent to June 30, 2011 in which it will be gathering and evaluating data related to the Caribou Property. Since its inception, the Company has received total consideration of $7,402,870 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock.  Management believes that the Company will still need total additional financing of approximately $500,000 to $1,000,000 to continue to operate as planned during the twelve month period subsequent to June 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least June 30, 2012 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

The Company files a tax return claiming the refundable tax credit.  However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit.  Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment.  During the six and three months ended June 30, 2011 and 2010, the Company did not receive any refunds under the program.

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

The Company recorded a loss of $95,645 and $25,047 during the six months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011 and 2010, the Company recorded a net foreign currency translation adjustment of $(49,326) and $18,631, respectively, in its interest in the Caribou Property and operations reflecting a strengthening of the Canadian dollar against the U. S. dollar which is included in accumulated other comprehensive income (loss).

Comprehensive loss

Comprehensive loss consists of net loss for the period, unrealized hedging transactions and foreign currency translation adjustments.

Recent accounting pronouncements:

Not Yet Adopted

     In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The update contains the results of the work of the FASB and the IASB to develop common requirements for measuring fair value and for disclosing fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this update are effective for periods beginning after December 15, 2011 and as a result are not yet applicable to the Company. The Company is evaluating the impact of the update on its financial statements.

Adopted

     In April 2010, the FASB issued ASU 2010-17 Revenue Recognition-Milestone Method (Topic 605). The update is intended to assist with the definition of a milestone event and determining when the application of milestone revenue recognition in connection with revenue recognition for research and development transaction. Disclosures will include the description of the milestone payment arrangement, a description of each milestone and the related payment or contingent payment, a determination whether the milestones are substantive, the factors considered in making the determination of the substantive nature of the milestones and the amount of revenue recognized during the period related to the milestone or milestones. The standard is effective for fiscal years beginning on or after June 15, 2010. The Company has adopted the standard but does not currently have any such contracts. The adoption of the standard has not had a material impact on its financial statements.

     In January 2010, the FASB issued ASU, 2010-06, Fair Value Measurement and Disclosures (Topic 820-10-65-7), which relates to the disclosure requirements for fair value measurements and provides clarification for existing disclosure requirements. This update will require an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers. It also will require entities to disclose information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The adoption of the disclosure requirement did not have a material impact on the Company's financial statements.

     In 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. It is effective for fiscal years beginning after December 15, 2010. Essentially the FASB is requiring testing be performed at the Reporting Unit level with zero or negative carrying amounts. For goodwill and other intangible assets, testing for impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The effect will potentially be an impairment of goodwill or other intangibles that will be required to be reported sooner than under current standards. The Company has adopted the standard but does not have any negative goodwill issues. Therefore, the adoption did not have a material impact on the Company's financial statements.

     In January 2010, the FASB adopted ASU 2010-06 - Fair Value Measurements and Disclosures-Improving Disclosures about Fair Value Measurements (Topic 820). This statement enhances disclosure relating to recurring or nonrecurring fair value measurement, specifically transfers between Level 1 and Level 2 inputs and the reasons for such transfers, the Level 3 activity reporting information on a gross rather than a net basis and improved guidance about disclosure by classes of assets and liabilities. Also, disclosure should include the various inputs and techniques used for valuation of assets and liabilities. Our adoption of ASU 2010-06 did not have a material impact on our financial statements.

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

Note 4 – Advances from stockholders:

Advances from stockholders of $359,265 at June 30, 2011 were non-interest bearing and due on demand.

Note 5 – Income taxes:

As of June 30, 2011, the Company had net operating loss carry forwards of approximately $19,653,000 available to reduce future Federal taxable income which will expire through 2026. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carry forwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $7,861,000 attributable to the potential benefits from the utilization of those net operating loss carry forwards by an equivalent valuation allowance as of June 30, 2011.

The Company had also offset the potential benefits from net operating loss carry forwards by an equivalent valuation allowance as of December 31, 2010. As a result of the increases in the valuation allowance of approximately $58,000 and $18,000 in the six and three months ended June 30, 2011, respectively, and $3,000 and $(27,000) in the six and three months ended June 30, 2010, respectively, and $7,861,000 in the period from April 24, 2000 to June 30, 2011, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Management periodically evaluates tax reporting methods to determine if any uncertain tax positions exist that would require the establishment of a loss contingency.  A loss contingency would be recognized if it were probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimates and management’s judgment with respect to the likely outcome of each uncertain tax position.  The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized.  Management has determined that no significant uncertain tax positions existed as of June 30, 2011, and December 31, 2010.

Note 6 – Stockholders’ deficiency:

Preferred stock

As of June 30, 2011, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. No shares of preferred stock had been issued by the Company as of June 30, 2011.

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

The issuances of common stock for services and in payment of accounts payable, 8% demand notes payable, advances to stockholders and acquisitions were non-cash transactions and, accordingly, they are not reflected in the accompanying statements of cash flows for the six months ended June 30, 2011 and 2010 and the period from April 24, 2000 (Date of Inception) to June 30, 2011.

Note 7 – Stock Option Plans

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

In October 2007, the Company issued 1,000,000 shares of its common stock in connection with the exercise of stock options. The options had an aggregate fair market value of $10,000 at the date of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $10,000 to record the fair value of the options

There were no options granted during the six months ended June 30, 2011.

The Company recorded a charge of $0 and $0 to compensation expense to amortize unearned compensation for the six and three months ended June 30, 2011, respectively, and $0 and $0 to compensation expense to amortize unearned compensation for the six and three months ended June 30, 2010.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the three months ended June 30, 2011 and 2010.

	2011		2010
	Shares	Weighed Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding beginning of period	—	$—	—	$—
Options canceled	—	—	—	—
Options exercised	—	—	—	—
Options granted	—	—	—	—

Options outstanding end of period	—	$—	—	$—

Options exercisable end of period	—	$—	—	$—

Options price range, end of period	$—		$—
Options price range for exercised shares	$—		$—
Options available for grant at end of period	3,700,000		3,700,000
Weighted average fair value of options granted during the period	$—		$—
Weighted average exercise price of options granted during the period	$—		$—

Note 8 – Guarantee:

On March 14, 2003, the Company became a guarantor of a promissory note issued by one of its stockholders with an outstanding balance of approximately $101,200 that was originally scheduled to mature on July 31, 2003. The maturity dates of the promissory note and the guaranty have been extended to April 30, 2012.

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

For the six and three months ended June 30, 2011 and 2010 and the period from April 24, 2000 (date of inception) to June 30, 2011, we incurred $0, $0, $21,288, $0 and $2,455,092 in exploration costs, net of reimbursements, and $95,645, $36,693, $3,759, $1,155 and $16,573,767 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $96,000 or $0 per share based on 402,968,995 weighted average shares outstanding for the six months ended June 30, 2011 and a net loss of approximately $37,000 or $0 per share based on 403,414,907 weighted average shares outstanding for the three months ended June 30, 2011compared to a net loss of approximately $25,000 or $0 per share based on 401,491,830 weighted average shares outstanding for the six months ended June 30, 2010 and a net loss of approximately $1,000 or $0 per share based on 401,491,830 weighted average shares outstanding for the three months ended June 30, 2010.

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

Cash Flow and Capital Resources

Through June 30, 2011, we have relied on the total consideration of $7,402,870 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock to support our limited operations. As of June 30, 2011, we had a cash balance of $16,521.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Antonio Sciacca. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective. In making this evaluation, the Chief Executive Officer considered, among other things, the material weakness in our internal control over financial reporting described below.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that, as of June 30, 2011, the Company did not maintain effective internal controls over financial reporting due to our limited number of employees which resulted in our inability to effectively segregate all conflicting duties.

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

There was no change in our internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 1A.  RISK FACTORS.

There have been no material changes with respect to the risk factors previously disclosed in our 2010 10-K.

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

Dated: August 22, 2011