Form 10-K/A
period 2010-12-31
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2011-10-19
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

(Mark One)
☑ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-31585

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(Name of Small Business Issuer)

Delaware	06-1579927
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

45 Rockefeller Plaza, Suite 2000 New York, NY	10111
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of May 10, 2011 is $6,454,717.

The number of shares outstanding of the Company’s common stock, as of May 12, 2011 is 403,414,907.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

TABLE OF CONTENTS

DESCRIPTION OF BUSINESS	3
DESCRIPTION OF PROPERTY	9
LEGAL PROCEEDINGS	14
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	15
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	17
INDEX TO FINANCIAL STATEMENTS	22
FINANCIAL STATEMENTS	23
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	36
CONTROLS AND PROCEDURES	36
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	38
EXECUTIVE COMPENSATION	39
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	41
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	44
PRINCIPAL ACCOUNTANT FEES AND SERVICES	45
EXHIBITS AND REPORTS ON FORM 8-K	45
SIGNATURES	46

Explanatory Note

We are filing this Amendment No. 1 to Diamond Discoveries International, Inc.’s (the “Company”) Form 10-K for the fiscal year ended December 31, 2010, filed on May 10, 2011, in response to comments the Company received from the United States Securities and Exchange Commission on September 20, 2011.

PART I

This Amendment No. 1 to the Company’s Annual Report on Form 10-K and the information incorporated by reference includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operations” and “Business,” and elsewhere in this Annual Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Diamond Discoveries International or our officers with respect to, among other things, the ability to successfully implement our acquisition and exploration strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

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

More than eleven (11) known chromite occurences on the Company’s property were recognized and defined. The report indicates that the results of the past work confirm the presence of platinum and palladium on the Caribou property, but also seem to show that PGE mineralization is preferentially associated with the contact between ultramafic and mafic units of the Thetford Mines Ophiolitic Complex. More than 10 Km of favorable contact is present on the Property. Large-scale mapping of this metalotect led to identifying new PGE showings.

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

In November 2008, preliminary results from the exploration work done in 2008 field season confirmed the presence of chromium (Cr2O3) mineralization in pyroxenite unit over several meters.

FY 2009 Activities

The 2008 field season focused on known chromite showings to confirm the chromite and platinum group elements (PGE) potential. The 2009 field season followed a structural-geological study completed in the fall of 2008 on the Property based on satellite imagery. The study defined  potential structural targets at a 1:10,000 scale. The report was titled “Structural/Geological Interpretation Using Satellite Imagery of the Brassard South Project, Quebec, Canada” dated December 2008 by A. Moreau, P. Geo., M.A. Sc., Geological Engineering, of Technologies Earth Metrix Inc.(Rouyn-Noranda, Quebec)

The channel sampling of 2009 of known showings (Finneth, American Chrome Junior and Cesar) confirmed chromium and PGE potential. All samples selected on outcrop were 1 meter wide. One sample obtained on American Chrome Junior graded 21.47 % of Cr2O3. All seven (7) samples contain chromium  PGE. One sample from the Finneth Showing contains 6.36% Cr2O3. All 15 samples contain chromium values. The three (3) best Cr2O3 values graded  .1 ppm   PGE (Pt-Pd-RH). The two (2) best values obtained on Cesar graded 2% Cr2O3. It was recommended to do more trenching in the surrounding area of each showing.

FY 2010 Activities

In 2010, the Company acquired an additional 41 mineral claims totaling 2,460 hectares on the northeast corner of the existing property. These claims were acquired for their gold potential. This acquisition brought the total land package to 143 claims representing 6,236 hectares.

FY 2011 Planned Activities

Plans for 2011 include additional surface sampling and phase one drilling of   5-8 targets totaling 1-2000 meters for chromium values and 5-8 targets totaling 1-2000 meters for gold values. The total budget for these exploration activities is $500,000 to $1,000,000. The Company is actively pursuing strategic alliances and joint-venture opportunities in order to achieve these exploration goals.

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

Government Regulation and Licensing

Our operations require licenses and permits from various governmental authorities. We believe that we presently hold all necessary licenses and permits required for our intended activities under applicable laws and regulations, and we believe that we are complying at the present time in all material respects with the terms of such licenses and permits. However, our licenses and permits are subject to changes in regulations and in various operating circumstances. We may not be able to obtain all necessary licenses and permits required to carry out exploration activities. We believe we have met all exploration work activities to keep our claims in good standing and have provided a table (Table 1) that summarizes our permits and exploration work requirements.

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

CARIBOU PROPERTY - TITLE DESCRIPTION

TOPO MAP	TOWNSHIP	TITLE DESCRIPTION	AREA (Ha)	TITLE TYPE	MINING TITLE	TITLE STATUS	DATE GRANT	EXPIRY	ANNUAL EXPENDITURES ($)
21L03	COLERAINE	Range/lot	38.19	CDC	2022167	Active	2006-07-25	2012-07-24	1200
21L03	COLERAINE	Range/lot	37.17	CDC	2022168	Active	2006-07-25	2012-07-24	1200
21L03	COLERAINE	Range/lot	34.89	CDC	2022169	Active	2006-07-25	2012-07-24	1200
21L03	COLERAINE	Cell 30" X 30"	59.64	CDC	2022288	Active	2006-07-26	2012-07-25	1200
21L03	COLERAINE	Cell 30" X 30"	59.77	CDC	2022289	Active	2006-07-26	2012-07-25	1200
21L03	COLERAINE	Range/lot	44.83	CDC	2022290	Active	2006-07-26	2012-07-25	1200
21L03	COLERAINE	Range/lot	44.08	CDC	2022291	Active	2006-07-26	2012-07-25	1200
21L03	COLERAINE	Range/lot	43.12	CDC	2022292	Active	2006-07-26	2012-07-25	1200
21L03	COLERAINE	Cell 30" X 30"	21.28	CDC	2022293	Active	2006-07-26	2012-07-25	500
21L03	COLERAINE	Cell 30" X 30"	21.73	CDC	2023887	Active	2006-08-21	2012-08-20	500
21L03	COLERAINE	Cell 30" X 30"	38.13	CDC	2023888	Active	2006-08-21	2012-08-20	1200
21L03	COLERAINE	Range/lot	51.57	CDC	2092840	Active	2007-06-15	2011-06-14	1200
21L03	COLERAINE	Range/lot	33.7	CDC	2092841	Active	2007-06-15	2011-06-14	1200
21 E14	COLERAINE	Range/lot	50	CDC	2093192	Active	2007-06-18	2009-06-17	1200
21L03	COLERAINE	Range/lot	33.54	CDC	2093193	Active	2007-06-18	2011-06-17	1200
21 E14	COLERAINE	Range/lot	56.82	CDC	2093194	Active	2007-06-18	2011-06-17	1200
21 E14	COLERAINE	Range/lot	57.27	CDC	2093195	Active	2007-06-18	2011-06-17	1200
21L03	COLERAINE	Range/lot	29.24	CDC	2093196	Active	2007-06-18	2011-06-17	1200
21L03	COLERAINE	Range/lot	31.32	CDC	2093197	Active	2007-06-18	2011-06-17	1200
21L03	COLERAINE	Range/lot	21.25	CDC	2093198	Active	2007-06-18	2011-06-17	500
21 E14	COLERAINE	Range/lot	55	CDC	2105846	Active	2007-07-17	2009-07-16	1200
21L03	COLERAINE	Range/lot	29.94	CDC	2105849	Active	2007-07-17	2011-07-16	1200
21L03	COLERAINE	Range/lot	63.86	CDC	2106072	Active	2007-07-17	2011-07-16	1200
21L03	COLERAINE	Range/lot	68.64	CDC	2106073	Active	2007-07-17	2011-07-16	1200
21L03	COLERAINE	Range/lot	47	CDC	2106074	Active	2007-07-17	2011-07-16	1200
21L03	COLERAINE	Range/lot	48.47	CDC	2106075	Active	2007-07-17	2011-07-16	1200
21L03	COLERAINE	Range/lot	46.44	CDC	2106076	Active	2007-07-17	2011-07-16	1200
21L03	COLERAINE	Range/lot	40.15	CDC	2106077	Active	2007-07-17	2011-07-16	1200
21L03	COLERAINE	Range/lot	40.15	CDC	2106078	Active	2007-07-17	2011-07-16	1200
21L03	COLERAINE	Range/lot	38.38	CDC	2106079	Active	2007-07-17	2011-07-16	1200
21L03	COLERAINE	Range/lot	36.57	CDC	2106080	Active	2007-07-17	2011-07-16	1200
21L03	COLERAINE	Range/lot	41.54	CDC	2135074	Active	2007-11-01	2011-10-31	1200
21L03	COLERAINE	Range/lot	49.33	CDC	2135125	Active	2007-11-01	2011-10-31	1200
21L03	COLERAINE	Range/lot	30.78	CDC	2135126	Active	2007-11-01	2011-10-31	1200
21L03	COLERAINE	Range/lot	8.08	CDC	2136761	Active	2007-11-19	2011-11-18	500
21L03	COLERAINE	Range/lot	60.11	CDC	2136762	Active	2007-11-19	2011-11-18	1200
21L03	COLERAINE	Range/lot	56.47	CDC	2136763	Active	2007-11-19	2011-11-18	1200
21L03	COLERAINE	Range/lot	56.49	CDC	2136764	Active	2007-11-19	2011-11-18	1200
21L03	COLERAINE	Range/lot	55.01	CDC	2136765	Active	2007-11-19	2011-11-18	1200
21L03	COLERAINE	Range/lot	52.94	CDC	2136766	Active	2007-11-19	2011-11-18	1200
21L03	COLERAINE	Range/lot	32.52	CDC	2136767	Active	2007-11-19	2011-11-18	1200
21L03	COLERAINE	Range/lot	33.83	CDC	2136768	Active	2007-11-19	2011-11-18	1200
21L03	COLERAINE	Range/lot	40.19	CDC	2136769	Active	2007-11-19	2011-11-18	1200
21L03	COLERAINE	Range/lot	48.26	CDC	2136770	Active	2007-11-19	2011-11-18	1200
21L03	COLERAINE	Range/lot	9.51	CDC	2136771	Active	2007-11-19	2011-11-18	500
21L03	COLERAINE	Range/lot	31.56	CDC	2136772	Active	2007-11-19	2011-11-18	1200

21L03	COLERAINE	Range/lot	31.17	CDC	2136773	Active	2007-11-19	2011-11-18	1200
21L03	COLERAINE	Range/lot	110.78	CDC	2136774	Active	2007-11-19	2011-11-18	1800
21L03	COLERAINE	Range/lot	38	CDC	2136775	Active	2007-11-19	2009-11-18	1200
21L03	COLERAINE	Range/lot	34	CDC	2136776	Active	2007-11-19	2009-11-18	1200
21L03	COLERAINE	Range/lot	1.28	CDC	2136777	Active	2007-11-19	2011-11-18	500
21L03	COLERAINE	Cell 30" X 30"	17.66	CDC	2144810	Active	2008-03-12	2012-03-11	500
21L03	COLERAINE	Cell 30" X 30"	58.5	CDC	2144811	Active	2008-03-12	2012-03-11	1200
21L03	COLERAINE	Cell 30" X 30"	20.04	CDC	2144812	Active	2008-03-12	2012-03-11	500
21L03	COLERAINE	Cell 30" X 30"	59.26	CDC	2144813	Active	2008-03-12	2012-03-11	1200
21 E14	COLERAINE	Cell 30" X 30"	59.81	CDC	2146070	Active	2008-04-01	2012-03-31	1200
21 E14	COLERAINE	Cell 30" X 30"	12.8	CDC	2146071	Active	2008-04-01	2012-03-31	500
21 E14	COLERAINE	Cell 30" X 30"	55.3	CDC	2146072	Active	2008-04-01	2012-03-31	1200
21 E14	COLERAINE	Cell 30" X 30"	59.8	CDC	2146073	Active	2008-04-01	2012-03-31	1200
21 E14	COLERAINE	Cell 30" X 30"	2.43	CDC	2146074	Active	2008-04-01	2012-03-31	500
21 E14	COLERAINE	Cell 30" X 30"	54.08	CDC	2146075	Active	2008-04-01	2012-03-31	1200
21L03	COLERAINE	Range/lot	51.26	CDC	2146303	Active	2008-04-14	2012-04-13	1200
21L03	COLERAINE	Range/lot	51.33	CDC	2146304	Active	2008-04-14	2012-04-13	1200
21L03	COLERAINE	Range/lot	48.66	CDC	2146305	Active	2008-04-14	2012-04-13	1200
21L03	COLERAINE	Range/lot	43.9	CDC	2146306	Active	2008-04-14	2012-04-13	1200
21L03	COLERAINE	Range/lot	86.35	CDC	2146307	Active	2008-04-14	2012-04-13	1200
21L03	COLERAINE	Range/lot	35.53	CDC	2146308	Active	2008-04-14	2012-04-13	1200
21L03	COLERAINE	Range/lot	34.01	CDC	2146309	Active	2008-04-14	2012-04-13	1200
21L03	COLERAINE	Range/lot	74.45	CDC	2147292	Active	2008-04-23	2012-04-22	1200
21L03	COLERAINE	Range/lot	70.15	CDC	2147293	Active	2008-04-23	2012-04-22	1200
21L03	COLERAINE	Range/lot	56.84	CDC	2147294	Active	2008-04-23	2012-04-22	1200
21L03	COLERAINE	Range/lot	4.4	CDC	2147295	Active	2008-04-23	2012-04-22	500
21L03	COLERAINE	Range/lot	33.24	CDC	2147296	Active	2008-04-23	2012-04-22	1200
21L03	COLERAINE	Range/lot	38.05	CDC	2147297	Active	2008-04-23	2012-04-22	1200
21L03	COLERAINE	Range/lot	48.68	CDC	2147298	Active	2008-04-23	2012-04-22	1200
21L03	COLERAINE	Range/lot	53.18	CDC	2147299	Active	2008-04-23	2012-04-22	1200
21L03	COLERAINE	Range/lot	57.06	CDC	2147300	Active	2008-04-23	2012-04-22	1200
21L03	COLERAINE	Range/lot	46.34	CDC	2147301	Active	2008-04-23	2012-04-22	1200
21L03	COLERAINE	Range/lot	47.22	CDC	2147302	Active	2008-04-23	2012-04-22	1200
21L03	COLERAINE	Range/lot	48.06	CDC	2147303	Active	2008-04-23	2012-04-22	1200
21L03	COLERAINE	Cell 30" X 30"	25.02	CDC	2167734	Active	2008-07-25	2012-07-24	1200
21L03	COLERAINE	Cell 30" X 30"	4.09	CDC	2167736	Active	2008-07-25	2012-07-24	500
21L03	COLERAINE	Cell 30" X 30"	12.84	CDC	2167737	Active	2008-07-25	2012-07-24	500
21L03	COLERAINE	Cell 30" X 30"	7.66	CDC	2167738	Active	2008-07-25	2012-07-24	500
21L03	COLERAINE	Cell 30" X 30"	1.3	CDC	2167739	Active	2008-07-25	2012-07-24	500
21L03	COLERAINE	Cell 30" X 30"	39.58	CDC	2167740	Active	2008-07-25	2012-07-24	1200
21 E14	COLERAINE	Cell 30" X 30"	1	CDC	2170218	Active	2008-08-19	2009-10-31	500
21L03	COLERAINE	Cell 30" X 30"	30	CDC	2171229	Active	2008-09-08	2010-09-07	1200
21L03	COLERAINE	Cell 30" X 30"	20.89	CDC	2172571	Active	2008-10-07	2012-10-06	500
21L03	COLERAINE	Cell 30" X 30"	35.84	CDC	2172574	Active	2008-10-07	2012-10-06	1200
21L03	COLERAINE	Range/lot	34.43	CDC	2172918	Active	2008-10-16	2010-10-15	1200
21L03	COLERAINE	Range/lot	45.5	CDC	2172919	Active	2008-10-16	2010-10-15	1200
21L03	COLERAINE	Range/lot	1.84	CDC	2173653	Active	2008-10-31	2010-10-30	500
21L03	COLERAINE	Cell 30" X 30"	31.14	CDC	2173654	Active	2008-10-31	2010-10-30	1200
21L03	COLERAINE	Cell 30" X 30"	23.32	CDC	2173655	Active	2008-10-31	2010-10-30	500
21L03	COLERAINE	Cell 30" X 30"	59.74	CDC	2173656	Active	2008-10-31	2010-10-30	1200
21L03	COLERAINE	Cell 30" X 30"	59.58	CDC	2173657	Active	2008-10-31	2010-10-30	1200

21L03	COLERAINE	Cell 30" X 30"	27.97	CDC	2173658	Active	2008-10-31	2010-10-30	1200
21L03	COLERAINE	Cell 30" X 30"	59.73	CDC	2173659	Active	2008-10-31	2010-10-30	1200
21L03	COLERAINE	Cell 30" X 30"	59.73	CDC	2173660	Active	2008-10-31	2010-10-30	1200
21L03	COLERAINE	Cell 30" X 30"	33.72	CDC	2173661	Active	2008-10-31	2010-10-30	1200
21L03	COLERAINE	Cell 30" X 30"	59.72	CDC	2173662	Active	2008-10-31	2010-10-30	1200
21L03	COLERAINE	Cell 30" X 30"	59.72	CDC	2173663	Active	2008-10-31	2010-10-30	1200
21 E14	COLERAINE	Cell 30" X 30"	0.25	CDC	2192874	Active	2009-10-28	2011-10-27	500
21 E14	COLERAINE	Cell 30" X 30"	22.18	CDC	2192875	Active	2009-10-28	2011-10-27	500
21 E14	COLERAINE	Cell 30" X 30"	27.12	CDC	2192876	Active	2009-10-28	2011-10-27	1200
21L03	COLERAINE	Cell 30" X 30"	4.09	CDC	2192877	Active	2009-10-28	2011-10-27	500
21L03	COLERAINE	Cell 30" X 30"	56.12	CDC	2229044	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	21.55	CDC	2229045	Active	2010-05-05	2012-05-04	500
21L03	COLERAINE	Cell 30" X 30"	6.73	CDC	2229046	Active	2010-05-05	2012-05-04	500
21L03	COLERAINE	Cell 30" X 30"	50.39	CDC	2229047	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.75	CDC	2229048	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.75	CDC	2229049	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	42.02	CDC	2229050	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	39.59	CDC	2229051	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	1.44	CDC	2229052	Active	2010-05-05	2012-05-04	500
21L03	COLERAINE	Cell 30" X 30"	46.75	CDC	2229053	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.74	CDC	2229054	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.74	CDC	2229055	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.74	CDC	2229056	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.74	CDC	2229057	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.74	CDC	2229058	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.74	CDC	2229059	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	43.21	CDC	2229060	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.73	CDC	2229061	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.73	CDC	2229062	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.73	CDC	2229063	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.72	CDC	2229064	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.72	CDC	2229065	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.72	CDC	2229066	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.72	CDC	2229067	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.72	CDC	2229068	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.71	CDC	2229069	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.71	CDC	2229070	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.71	CDC	2229071	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.71	CDC	2229072	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.7	CDC	2229073	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.7	CDC	2229074	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.7	CDC	2229075	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.69	CDC	2229076	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.69	CDC	2229077	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.69	CDC	2229078	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.68	CDC	2229079	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.68	CDC	2229080	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.73	CDC	2229081	Active	2010-05-05	2012-05-04	1200
21L03	COLERAINE	Cell 30" X 30"	59.72	CDC	2241693	Active	2010-07-22	2012-07-21	1200
21L03	COLERAINE	Cell 30" X 30"	59.71	CDC	2241694	Active	2010-07-22	2012-07-21	1200
21 E14	COLERAINE	Cell 30" X 30"	1.27	CDC	2255178	Active	2010-10-22	2012-10-21	500

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

In compliance with Guide 7 of Industry Guides under the Securities Act of 1933 and the Securities Exchange Act of 1934, the following information is provided, since we are engaged or are to be engaged in significant mining operations:

-400000
0
400000
800000
1200000
6800000
6400000
6000000
5600000
5200000
4800000
N
Labrador
Ontario
New Brunswick
Caribou Property
Maine
USA
V
New York
NH
Diamond Discoveries Intl Corp
Caribou Property
Location Map
0 75 150 300 K
1:10 000 000
Grid: NAD 83, Zone 19
Drawn by: B. Brassard
Supervised by: B. Brassard, P. Geo
September 2011

290000
320000
350000
5150000
5120000
5090000
5060000
THETFORD MINES
Caribou Property
GRAND LAC ST-FRANÇOIS
LAC AYLMER
N
Geological Legend
Diorite/Monzonite
Gabbro
Pyroxenite
Dunite
Peridotite
Basalte/Gabbro
Black Shale/Mudstone
Metasediments
Quartzite
Slate
Diamond Discoveries Intl Corp
Caribou Property
Regional Location & Geological Map
0 5 10 20 K
1:500 000
Grid: NAD 83, Zone 19
Drawn by: B. Brassard
Supervised by: B. Brassard, P. Geo
September 2011
Caribou Property

Caribou Property
Black Lake
LAC DU HUIT
LAC BÉCANCOUR
LAC À TRUITE
LAC CARIBOU
LAC ROND
PETIT LAC ST-FRANÇOIS
CW1
CW2
CW3
CO2
CO8
CO9
CO10b1
CO10b2
Beaver
Lemelin (Gray)
Stewart
Lemelin (Gray)
Hall (et Extension)
CésarCésar
Union fosse #6
Ward-RossWard-Ross
Bourret
Standard Chrome
Noel
Frechette
Pharo
Quarry Hill
Finneth No 1
American Chrome Junior
Dumais
César
Caribou
Vaillancourt
Provencal #2
Reed-Belanger
Colline Morin
American Chrome
Bourgault
Old Greenshields
Nayes
Gagné
Huard
Montréal
Star Chrome
320000
324000
328000
332000
336000
5104000
5100000
5096000
N
Legend
Caribou Property
Rail Road
Trail
Secondary road
Main Road
Stream / River
Lake
Geological Legend
Diorite/Monzonite
Gabbro
Pyroxenite
Dunite
Peridotite
Basalte/Gabbro
Black Shale/Mudstone
Metasediments
Quartzite
Slate
Legend
Occurences
Diamond Discoveries Intl Corp
Caribou Property
Regional Geology
1:50 000
Grid: NAD 83, Zone 19
Drawn by: B. Brassard
Supervised by: B. Brassard, P. Geo
September 2011

Description and Location

The Caribou property is located approximately 200 kilometers NE of the city of Montreal and 5 kilometers south of the town of Thetford Mines, Province of Quebec (Figures 1). The property lies within the NTS 21E/14 and 21L/03 map sheets and is centered on 324,000 mE and 5,099,000 mN (UTM Nad 83).

The property consists of 140 mining claims totalling 6,500 hectares (Table 1 and Figure 2).

The property is free and clear of any and all liens, charges, encumbrances, claims (actual, pending or threatened), royalties or interests of others of whatsoever nature and kind (“Encumbrances”).

Accessibility, local Resources, Infrastructures, Physiography and Climate

The property is easily accessible by road and secondary roads from Thetford Mines.

A large swamp covers the central part of the property, while spruce and mixed deciduous and coniferous forests cover the northern and southern extremities. The relief rarely exceeds 50 meters, except where hills, eskers and glacial deposits are found.

The local climate is that of the Eastern Townships at this latitude, that is to say typically continental, with hard winters extending from November to March with snow precipitations which can reach several meters and total precipitation of 80 centimeters per year. Summers are relatively hot and fairly wet.

Regional Geology

The area of the Caribou property is located within the Southern Québec Ophiolite Belt (J.H. Bédard and al, 2001), that comprises four major ophiolitic complexes (Figure 3): the Thetford Mines (TMOC), Asbestos (AOC), Lac Brompton (LBOC), and Mont Chauve/Mont Oxford (MOOC) complexes, and numerous smaller slivers (e.g. the Rivière des Plantes ophiolitic mélange).

These massive ophiolite units were previously considered to represent kilometre-scale, fault-bounded blocks within the St.-Daniel Mélange, which was interpreted as the mixture of a subduction complex (Cousineau and St-Julien, 1992, 1994). Recent detailed mapping and structural analysis in the Thetford Mines area has challenged this interpretation, suggesting rather that the St.-Daniel is a piggyback basin deposited on top of the ophiolite as it was being obducted, exhumed, eroded(Schroetter et al., 2003, 2005, 2006, cf. Dérosier, 1971; Hébert, 1983). The base of the St.-Daniel, the Coleraine Breccia (Hébert, 1981; Schroetter et al., 2003, 2006), contains fragments of ophiolitic (thichnesses of 10 of metres in site) and continental margin rocks, indicating that both were being exhumed and eroded at this time. The 441 to 460 Ma Ascot Complex (U-Pb zircon ages; David and Marquis, 1994), dominated by felsic to intermediate volcanic rocks, is interpreted as an arc, built partly on oceanic basement, partly on a detached continental sliver (Tremblay, 1989, Tremblay et al., 1989, 1994).

Local Geology

The Caribou property is located within the Thetford Mines Ophiolitic Complexe (TMOC). The TMOC  consists of a complete ophiolitic sequence showing a polarity towards south-east. Theoretically, such a sequence is composed, from bottom to top, of a tectonic peridotite being able to contain dunite lenses, a zone of transition from dunitic composition, mafic cumulates, hypabyssal rocks containing layred dykes and a volcanic formation.

The Black Lake intrusive mass outcrops in the north-eastern part of the property while the Adstock Mount mass is located in the south-eastern part. In the Black Lake intrusion, the tectonic peridotite, of a thickness of less than 5 km, consists especially of a deformed harzburgite. This lithology is host to important asbestos deposits of the area. The cumulates of  stratiform nature, rest in tectonic contact on the harzburgite in the Black Lake intrusive mass, while they represent the base of the ophiolitic sequence in the Adstock Mount intrusion. The cumulats are overlapped by  hypabyssal rocks, which include homogeneous gabbros as well as dykes and diabase sills. Moreover, a lower volcanic formation is mainly constituted of basaltic pillow lavas with a thin cover of red mudstones. The ophiolitic sequence is capped by the formation of volcanogenic rocks including basaltic and andesitic lavas, pyroclastic rocks, breccias and pelagic sediments.

In the eastern part of the property, the Black Lake and Adstock Mount intrusions are in  contact with the Caldwell Group. The rocks of this group are within the Bécancour dome, which is an anticlinal structure which limits are sheilded by normal faults and underlined by a tectonic breccia (St-Julien, 1987).

The geology separating the Black lake and the Mount Adstock intrusive masses (transition area) is not known precisely. Marcotte (1980) indicates that the St-Daniel Formation contains an enclave of rocks of the Caldwell Group, Hébert (1979) indicates that these last outcrop continuously, but that the south-eastern end is included within the St-Daniel Formation. Finally, St-Julien and Slivitsky (1987) indicate the presence of a band of ultramafic rocks at the contact between the Caldwell Group and the St-Daniel Formation.

The geological compilation completed by Ressources Minières Coleraine indicates that the sector of the Black Lake intrusion comprises an assembly of pyroxenite and werhlite.  Contacts between these two lithologies are an irregular form. However, a pyroxenite-werhlite-dunite assembly shows an east-west trend which is very well developed. This assembly is clearly recut by the dunitic assembly which hosts the old Hall, Lemelin and Stewart mine sites.. One observes an important increase in the  dunite proportion within the pyroxenite and werhlite assemblage. This new assemblage is defined as pyroxenite-werhlite-dunite(non bedded).

The sector of the Adstock Mount intrusive mass is dominated by an association between the dunitic and werhlitic dunite assemblages. These rock assemblages are in contact in the south-west with an assembly dominated by the pyroxenite, which can contain werhlite or a werhlitic dunite. Moreover, this sector contains an important granitoid intrusive mass.

The transition area presents lithological assemblages of the Black Lake intrusive mass in contact with the sedimentary rocks, which limit the TMOC. This sector is characterized by the abundance of breccias of sedimentary composition as well as ultramafic units.

(1) Pursuant to an agreement between us and Messrs. Bertrand Brassard and Michel Lavoie. Pursuant to such agreement, we acquired certain mineral rights in property located in the Thetford Mines area, part of the Appalachian Belt, Province of Quebec, Canada. The total consideration of $205,000, of which $75,000 represents the amount paid in cash and $130,000 represents the fair value of a total of 10,000,000 shares of the Company’s common stock issued to Messrs. Brassard and Lavoie.The terms of this agreement has been satisfied and in addition the company has spent approximately $130,000.00 on exploration to date.

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

(3) To our knowledge, Messrs. Brassard and Lavoie bought the original 102 claims totaling 3,776 hectares of property in the Caribou Property located in Quebec, Canada, from Allican Resources, Inc. and there were no previous owners, operators, or operations on the property since the early 1950s.

(4) Although there can be no assurance of successful mineral development, initial progress reports of the property have indicated that there are potential chromium, nickel and platinum mineralizations on the property.

Phase 1

The following is a breakdown of the estimated budget for particular aspects of Phase 1 of our exploration activities:

The following is a breakdown of the estimated budget for particular aspects of Phase 1 of our exploration activities:

Drill program (2,000 meters x approximately $200.00 per meter,10-16 drill targets 100-200 meters each)	400,000
Testing samples	100,000
Total	$500,000

Phase 2

If the Phase 1 Drill Program is successful, then Phase 2 will begin. The following is a breakdown of the estimated budget for particular aspects of Phase 2 of our exploration activities:

Drill program (2,000 meters x approximately $200.00 per meter ,5-8 drill targets 200-400 meters each)	400,000
Testing samples	100,000
Total	$500,000

(5) To date, no proven reserves have been established and there can be no assurance that any such reserves will ever exist.

(6) Mr Bertrand Brassard will be overseeing and conducting exploration work,he is a P.Geo.,and is a Qualified Person within the meaning of  National Instrument 43-101.He has been conducting exploration work in the Thetford Mines,Quebec area over the past 25 years.

(7) Quality Assurance/Quality Control (QA/QC) protocols have been used to date for sample collection.Surface sampling to date was logged by a representative of B. Brassard Geoconseil,a firm owned by Bertrand Brassard.During the logging process surface rocks are marked for surface sampling .Most of the sampled rocks are then broken  and  placed in a plastic bag with the sample tag and sealed and sent to the testing laboratory,while the remaining rockis placed in storage. on site.Sample analysis is performed by accredited analytical laboratory ALS Chemex Labs in Val D’or,Quebec.

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

Going Concern

In connection with their audit report on our financial statements as of December 31, 2010, Rodefer & Moss, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern because such continuance is dependent upon our ability to raise sufficient capital.

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

Because some of our management has only limited experience in mineral exploration, we have a higher risk of failure.

Some of our  management has only limited experience in mineral exploration. As a result of this limited experience, there is a higher risk of our being unable to complete our business plan in the exploration of our mineral property.We have added Bertrand Brassard as our President and Manager of our exploration program.Mr Brassard is a geologist with more than 25 years experience in the exploration sector from grass roots to advanced projects.Mr Brassard holds a B.Sc. degree in geology and a M.Sc. degree in Economic Geology from the University of Quebec at Montreal.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	23

Balance Sheets December 31, 2010 and 2009	24

Statements of Operations Years Ended December 31, 2010 and 2009 and Period from April 24, 2000 (Date of Inception) to December 31, 2010	25

Statements of Changes in Stockholders’ Deficiency Years Ended December 31, 2010 and 2009 and Period from April 24, 2000 (Date of Inception) to December 31, 2010	26

Statements of Cash Flows Years Ended December 31, 2010 and 2009 and Period from April 24, 2000 (Date of Inception) to December 31, 2010	27

Notes to Consolidated Financial Statements	28

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

/s/ Rodefer Moss & Co, PLLC

Knoxville, Tennessee May 12, 2011

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets
Cash	$6,801	$5,533
	6,801	5,533

Mineral rights	243,614	237,517

Total	$250,415	$243,050

LIABILITIES AND STOCKHOLDERS- DEFICIENCY
Liabilities:
Notes payable	$1,561,313	$1,463,869
Accounts payable	257,177	215,441
Advances from stockholders	315,001	274,924
	2,133,491	1,954,234

Total liabilities	2,133,491	1,954,234

Commitments and contingencies

Stockholders- deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	-	-
Common stock, par value $.001 per share; 480,000,000 shares authorized; 391,884,907 and 401,491,830 shares issued and outstanding at December 31, 2010 and 2009, respectively	391,885	401,492
Additional paid-in capital	17,233,226	17,218,641
Deficit accumulated during the exploration stage	(18,585,001)	(18,490,824)
Accumulated other comprehensive (loss)	(923,186)	(840,493)
Unearned compensation	-	-

Total stockholders- deficiency	(1,883,076)	(1,711,184)

Total	$250,415	$243,050

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2010

	2010	2009	April 24, 2000 to December 31, 2010
Revenues	$-	$-	$-

Operating expenses:
Exploration costs	24,520	26,281	4,004,530
Reimbursements of exploration costs	-	-	(1,549,438)
Exploration costs, net of reimbursements	24,520	26,281	2,455,092
General and administrative expenses	69,657	88,060	16,428,796

Total operating expenses	94,177	114,341	18,883,888

Operating loss	(94,177)	(114,341)	(18,883,888)

Other income (expenses)
(Loss) gain on modification of debt	-	-	1,193,910
Interest expense	-	-	(895,023)

Net loss	$(94,177)	$(114,341)	$(18,585,001)

Basic net loss per common share	$-	$-

Basic weighted average common shares outstanding	399,886,289	397,176,762

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS- DEFICIENCY
YEARS ENDED DECEMBER 31, 2010 AND 2009 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO DECEMBER 31, 2010

					Additional	Deficit Accumulated during the	Accumulated other comprehensive	Subscriptions
	Preferred stock		Common stock		paid-in	exploration	income	receivable		Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	-	$-	4,850,000	$4,850	$-	$-	-	-	$-	$-	$4,850
Issuance of shares as payment for legal services	-	-	150,000	150	3,600	-	-	-	-	-	3,750
Issuance of shares in connection with acquisition of mineral permits	-	-	2,000,000	2,000	48,000	-	-	-	-	-	50,000
Subscription for purchase of 10,000,000 shares	-	-	10,000,000	10,000	240,000	-	-	10,000,000	(250,000)	-	-
Proceeds from issuance of common stock	-	-	-	-	-	-	-	(1,000,000)	25,000	-	25,000
Net loss	-	-	-	-	-	(713,616)	-	-	-	-	(713,616)
Balance, December 31, 2000	-	-	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	-	(630,016)
Proceeds from issuance of common stock	-	-	-	-	-	-	-	(9,000000)	225,000	-	225,000
Net loss	-	-	-	-	-	(1,021,190)	-	-	-	-	(1,021,190)
Balance, December 31, 2001	-	-	17,000,000	17,000	291,600	(1,734,806)		-	-	-	(1,426,206)
Proceeds from private placements of units of common stock and warrants	-	-	1,685,000	1,685	756,565	-	-	51,758	(23,291)	-	734,959
Net loss	-	-	-	-	-	(877,738)	-	-	-	-	(877,738)
Balance, December 31, 2002	-	-	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	-	(1,568,985)
Issuance of shares as payment for accounts payable	-	-	3,000,000	3,000	295,423	-	-	-	-	-	298,423
Issuance of shares as payment for services	-	-	6,715,000	6,715	1,368,235	-	-	-	-	-	1,374,950
Issuance of stock options	-	-	-	-	1,437,000	-	-	-	-	(1,437,000)	-
Issuance of shares as payment for advances from stockholders	-	-	7,500,000	7,500	767,500	-	-	-	-	-	775,000
Issuance of shares as payment for notes payable	-	-	1,810,123	1,810	124,898	-	-	-	-	-	126,708
Proceeds from issuance of common stock	-	-	6,000,000	6,000	444,000	-	-	4,000,000	(281,250)	-	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	-	-	10,050,000	10,050	292,450	-	-	-	-	-	302,500
Amortization of unearned compensation	-	-	-	-	-	-	-	-	-	169,744	169,744
Net loss	-	-	-	-	-	(3,222,057)	-	-	-	-	(3,222,057)
Foreign currency translation adjustment	-	-	-	-	-	-	(360,900)	-	-	-	(360,900)
Total comprehensive loss ($3,582,957)	-	-	-	-	-	-	-	-	-	-	-
Balance, December 31, 2003	-	-	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	-	-	16,842,000	16,842	1,614,858	-	-	-	-	-	1,631,700
Proceeds from issuance of common stock	-	-	4,000,000	4,000	384,832	-	-	524,207	(56,754)	-	332,078
Issuance of shares as payment for accounts payable	-	-	1,400,000	1,400	138,600	-	-	-	-	-	140,000
Issuance of stock options	-	-	-	-	1,139,000	-	-	-	-	(1,139,000)	-
Proceeds from issuance of common stock in connection with exercise of stock options	-	-	31,125,000	31,125	395,125	-	-	-	-	-	426,250
Forgiveness of stock subscriptions	-	-	-	-	-	-	-	(4,575,965)	361,295	-	361,295
Amortization of unearned compensation	-	-	-	-	-	-	-	-	-	529,423	529,423
Net loss	-	-	-	-	-	(3,724,106)	-	-	-	-	(3,724,106)
Foreign currency translation adjustment	-	-	-	-	-	-	(131,269)	-	-	-	(131,269)
Total comprehensive loss ($3,855,375)	-	-	-	-	-	-	-	-	-	-	-
Balance, December 31, 2004	-	-	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	-	-	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	-	-	6,000,000	6,000	204,000	-	-	-	-	-	210,000
Proceeds from issuance of common stock	-	-	69,883,657	69,884	2,376,044	-	-	-	-	-	2,445,928
Issuance of shares as payment for accounts payable	-	-	36,481,050	36,481	1,156,386	-	-	-	-	-	1,192,867
Issuance of stock options	-	-	-	-	1,218,500	-	-	-	-	(1,218,500)	-
Proceeds from issuance of common stock in connection with exercise of stock options	-	-	28,125,000	28,125	253,125	-	-	-	-	-	281,250
Amortization of unearned compensation	-	-	-	-	-	-	-	-	-	889,960	889,960
Net loss	-	-	-	-	-	(3,419,547)	-	-	-	-	(3,419,547)
Foreign currency translation adjustment	-	-	-	-	-	-	(151,691)	-	-	-	(151,691)
Total comprehensive loss ($3,571,238)	-	-	-	-	-	-	-	-	-	-	-
Balance, December 31, 2005	-	-	247,616,830	247,617	14,658,141	(12,978,254)	(643,860)	-	-	(2,205,373)	(921,729)
Issuance of shares as payment for services	-	-	46,000,000	46,000	1,334,000	-	-	-	-	-	1,380,000
Proceeds from issuance of common stock	-	-	100,000	100	3,400	-	-	-	-	-	3,500
Issuance of stock options	-	-	-	-	150,000	-	-	-	-	(150,000)	-
Proceeds from issuance of common stock in connection with exercise of stock options	-	-	11,500,000	11,500	103,500	-	-	-	-	-	115,000
Amortization of unearned compensation	-	-	-	-	-	-	-	-	-	1,142,674	1,142,674
Net loss	-	-	-	-	-	(3,053,173)	-	-	-	-	(3,053,173)
Foreign currency translation adjustment	-	-	-	-	-	-	(48,535)	-	-	-	(48,535)
Total comprehensive loss ($3,101,708)	-	-	-	-	-	-	-	-	-	-	-
Balance, December 31, 2006	-	-	305,216,830	305,217	16,249,041	(16,031,427)	(692,395)	-	-	(1,212,699)	(1,382,263)
Issuance of shares as payment for services	-	-	52,000,000	52,000	416,000	-	-	-	-	-	468,000
Issuance of stock options	-	-	-	-	10,000	-	-	-	-	(10,000)	-
Proceeds from issuance of common stock in connection with exercise of stock options	-	-	1,000,000	1,000	9,000	-	-	-	-	-	10,000
Amortization of unearned compensation	-	-	-	-	-	-	-	-	-	784,560	784,560
Net loss	-	-	-	-	-	(1,470,562)	-	-	-	-	(1,470,562)
Foreign currency translation adjustment	-	-	-	-	-	-	(244,177)	-	-	-	(244,177)
Total comprehensive loss ($1,714,741)	-	-	-	-	-	-	-	-	-	-	-
Balance, December 31, 2007	-	-	358,216,830	358,217	16,684,041	(17,501,989)	(936,572)	-	-	(438,139)	(1,834,442)
Issuance of shares as payment for services	-	-	10,025,000	10,025	121,600	-	-	-	-	-	131,625
Issuance of shares in connection with acquisition of mineral permits	-	-	10,000,000	10,000	120,000	-	-	-	-	-	130,000
Proceeds from issuance of common stock	-	-	5,750,000	5,750	135,500	-	-	-	-	-	141,250
Amortization of unearned compensation	-	-	-	-	-	-	-	-	-	431,634	431,634
Net loss	-	-	-	-	-	(874,494)	-	-	-	-	(874,494)
Foreign currency translation adjustment	-	-	-	-	-	-	289,988	-	-	-	289,988
Total comprehensive loss ($584,506)	-	-	-	-	-	-	-	-	-	-	-
Balance, December 31, 2008	-	$-	383,991,830	$383,992	$17,061,141	$(18,376,483)	(646,584)	-	$-	$(6,505)	$(1,584,439)
Proceeds from issuance of common stock	-	-	17,500,000	17,500	157,500	-	-	-	-	-	175,000
Amortization of unearned compensation	-	-	-	-	-	-	-	-	-	6,505	6,505
Net loss	-	-	-	-	-	(114,341)	-	-	-	-	(114,341)
Foreign currency translation adjustment	-	-	-	-	-	-	(193,909)	-	-	-	(193,909)
Total comprehensive loss ($308,237)	-	-	-	-	-	-	-	-	-	-	-
Balance, December 31, 2009	-	$-	401,491,830	$401,492	$17,218,641	$(18,490,824)	(840,493)	-	$-	$-	$(1,711,184)
Redemption of common stock	-	-	(23,060,000)	(23,060)	(6,940)	-	-	-	-	-	(30,000)
Proceeds from issuance of common stock	-	-	13,453,077	13,453	21,525	-	-	-	-	-	34,978
Net loss	-	-	-	-	-	(94,177)	-	-	-	-	(94,177)
Foreign currency translation adjustment	-	-	-	-	-	-	(82,693)	-	-	-	(82,693)
Total comprehensive loss ($176,870)	-	-	-	-	-	-	-	-	-	-	-
Balance, December 31, 2010	-	$-	391,884,907	$391,885	$17,233,226	$(18,585,001)	$(923,186)	-	$-	$-	$(1,885,076)

See Notes to Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2010

	2010	2009	April 24, 2000 to December 31, 2010
Operating activities:
Net loss	$(94,177)	$(114,341)	$(18,585,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	-	-	5,204,875
Amortization of unearned compensation	-	6,505	3,954,500
Amortization of discount on note payable	-	-	45,107
Forgiveness of stock subscriptions	-	-	361,295
(Loss) gain on modification of debt	-	-	(1,193,910)
Cost of mineral permits paid through the issuance of common stock	-	-	50,000
Loss on disposal of property and equipment	-	-	74,680
Depreciation	-	-	171,953
Changes in operating assets and liabilities:
Other assets	-	-	(34,133)
Accounts payable	33,053	(9,808)	2,931,663
Net cash used in operating activities	(61,124)	(117,644)	(7,018,971)

Investing activities:
Purchases of property and equipment	-	-	(252,733)
Acquisition of Caribou Property	-	-	(75,000)
Proceeds from sale of property and equipment	-	-	10,000
Net cash used in investing activities	-	-	(317,733)

Financing activities:
Advances from stockholders, net	42,414	89,329	1,779,333
Proceeds from issuance of notes payable, net of payments	15,000	-	227,729
Redemption of common stock	(30,000)	-	(30,000)
Proceeds from issuance of common stock and warrants	34,978	-	5,366,443
Net cash provided by financing activities	62,392	89,329	7,343,505

Net increase (decrease) in cash	1,268	(28,302)	6,801
Cash, beginning of period	5,533	33,848	-

Cash, end of period	$6,801	$5,533	$6,801

Supplemental information
Cash paid for
Interest	$-	$-	$895,023
Income taxes	$-	$-	$-

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

The Company recorded a loss of $94,177, $114,328 and $18,585,001 during the years ended December 31, 2010 and 2009 and the period from April 24, 2000 (Date of Inception) to December 31, 2010, respectively. During the years ended December 31, 2010 and 2009, the Company recorded a net foreign currency translation adjustment of $(82,693) and $(193,909), respectively, in its interest in the Caribou Property and operations reflecting a strengthening of the Canadian dollar against the U. S. dollar which is included in accumulated other comprehensive income (loss).

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

2003 Plan

On May 30, 2003, the Company adopted the Diamond Discoveries International Corp. 2003 Stock Incentive Plan (the “Plan”). Under the Plan, 15,000,000 shares of common stock are reserved for issuance. The purpose of the Plan is to provide incentives for officers, directors, consultants and key employees to promote the success of the Company, and to enhance the Company’s ability to attract and retain the services of such persons. Options granted under the Plan may be either: (i) options intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986; or (ii) nonqualified stock options. Stock options may be granted under the Plan to all employees and consultants of the Company, or employees of any present or future subsidiary or parent of the Company. The Plan is administered by the Board of Directors. The Compensation Committee is empowered to interpret the Plan and to prescribe, amend and rescind the rules and regulations pertaining to the Plan. Options granted under the Plan generally vest over three years. No option is transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by the optionee. The Compensation Committee may not receive options.

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

In February 2004, the Company issued options to acquire 1,000,000 shares of its common stock at an exercise price of $.10 per share to consultants and other non-employees. The options had an aggregate fair market value of $90,000 at the date of issuance as determined based on the Black-Scholes optionspricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $90,000 to record the fair value of the options.

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

In July 2005, the Company issued options to acquire 1,150,000 shares of its common stock at an exercise price of $.01 per share to consultants and other non-employees. The options had an aggregate fair market value of $34,500 at the date of issuance as determined based on the Black-Scholes optionspricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $34,500 to record the fair value of the options.

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

In January 2006, the Company issued options to acquire 5,000,000 shares of its common stock at an exercise price of $.01 per share to consultants and other non-employees. The options had an aggregate fair market value of $150,000 at the date of issuance as determined based on the Black-Scholes optionspricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $150,000 to record the fair value of the options.

In October 2007, the Company issued options to acquire 1,000,000 shares of its common stock at an exercise price of $.01 per share to consultants and other non-employees. The options had an aggregate fair market value of $10,000 at the date of issuance as determined based on the Black-Scholes optionspricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $10,000 to record the fair value of the options.

The Company recorded a charge of $0 and $6,505 to compensation expense to amortize unearned compensation for the years ended December 31, 2010 and 2009, respectively.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the years ended December 31, 2010 and 2009.

	2010		2009
	Shares	Weighed Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding beginning of year	—	$—	—	$—
Options expired	—	$—	—	$—
Options exercised	—	$—	—	$—
Options granted	—	$—	—	$—

Options outstanding end year	—	$—	—	$—

Options exercisable end of year	—	$—	—	$—

Options price range, end of year	$—		$—
Options price range for exercised shares	$—		$—
Options available for grant at end of year	3,700,000		3,700,000
Weighted average fair value of options granted during the year	$—		$—
Weighted average exercise price of options granted during the year Warrants	$—		$—

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

The Company had also offset the potential benefits from net operating loss carry forwards of approximately $7,803,000 and $7,733,000 by equivalent valuation allowances as of December 31, 2010 and 2009. As a result of the increases in the valuation allowance of $70,000 for the year ended December 31, 2010, $123,000 for the year ended December 31, 2009 and $7,803,000 for the period from April 24, 2000 to December 31, 2010, the Company did not recognize any credits for income taxes in the accompanying statements of operations to offset its pre-tax losses in any of those periods.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal ControlIntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that, as of December 31, 2010, the Company did not maintain effective internal controls over financial reporting due to our limited number of employees which resulted in our inability to effectively segregate all conflicting duties.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below shows the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the years ended December 31, 2010 and 2009, to the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the years ended December 31, 2010 and 2009 (our “named executive officers”):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Annual Compen- sation ($)	Restricted Stock Awards ($)	Under-lying Options/ SARS (#)	All Other Compen- sation ($)
Antonio Sciacca	2010	$-
Chief Executive Officer	2009	-
Edward C. Williams(1)	2010	$-
Chief Financial Officer	2009	-
_________
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
_________________ * Less than 1%
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

(4)	Teodosio V. Pangia is the sole officer, director and shareholder of Epwort Trading, Ltd.

Equity Compensation Plan Information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	1,500,000

Equity compensation plans not approved by security holders	0	$0.00	2,200,000

Stock Option Plans

Total	0	$0.00	3,700,000

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2010 and 2009, the Company incurred the following fees for professional services rendered by the principal accountant:

	2010	2009
Fees for audit services	$9,000	$15,100
Fees for audit-related services	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

The Audit Committee pre-approves all audit and non-audit services to be performed by the Company’s independent auditors.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

There were no Current Reports on Form 8-K filed by the Registrant during the fourth quarter of the calendar year ended December 31, 2010.

Exhibit Number	Description of Document
3.1	Articles of Incorporation as filed on April 24, 2000(1)
3.2	Bylaws of Diamond Discoveries International Corp.(1)
10.1	Acquisition Agreement dated September 12, 2000 between the Company and Peter Ferderber, Stanley Hawkins and Tandem Resources Ltd. (2)
10.2	Prospecting and Survey Agreement between Prospecting Geophysics Ltd and the Company dated August 14, 2000.(1)
10.3	Transfer of Mining Rights between Peter Ferderber and the Company dated June 20, 2000.(1)
10.4	Option Agreement between Diamond Discoveries International Corp. and Tandem Resources Ltd. dated September 12, 2000.(2)
10.5	Revised Prospecting and Survey Agreement between Prospecting Geophysics Ltd. and the Company dated November 20, 2000
10.6	Investment Agreement, dated as of May 10, 2007 by and between Diamond Discoveries International Corp. and Dutchess Private Equities Fund, Ltd.(4)
10.7	Registration Rights Agreement, dated as of May 10, 2007, by and between Diamond Discoveries International Corp. and Dutchess Private Equities Fund, Ltd.(4)
14	Code of Ethics for the Chief Executive Officer and Chief Financial Officer(3)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Title opinion of Lavery, de Billy on the Mining Exploration Permits.(1)
____________
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

DIAMOND DISCOVERIES INTERNATIONAL CORP.

Dated: October 18 , 2011	By:	/s/ Antonio Sciacca
Antonio Sciacca,
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 18 , 2011	By:	/s/ Antonio Sciacca
Antonio Sciacca,
Chief Executive Officer and Director