Form 10-Q
period 2011-09-30
DIAMOND DISCOVERIES INTERNATIONAL CORP
filed 2011-11-21
CIK 1123836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For 1934 for the transition period from________to_________

Commission file number 000-31585

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	06-1579927
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Rockefeller Plaza, Suite 2000
New York, NY 10111
(Address of principal executive offices)

(212) 332-8016
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

The number of shares outstanding of Registrant’s common stock, as of November 21, 2011 is 448,303,795.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No  ☑

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010
(Unaudited)

	Sept. 30, 2011	Dec. 31, 2010
ASSETS
Current assets
Cash	$11,103	$6,801
	11,103	6,801

Mineral rights - Caribou properties	237,804	243,614

Total	$248,907	$250,415

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities:
Notes payable	$1,467,753	$1,561,313
Accounts payable	243,603	257,177
Accrued expenses	10,000	—
Advances from stockholders	366,606	315,001
	2,087,962	2,133,491

Total liabilities	2,087,962	2,133,491

Commitments and contingencies

Stockholders’ deficiency:
Preferred stock, par value $.001 per share; 20,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 480,000,000 shares authorized; 448,303,795 and 391,884,907 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	448,304	391,885
Additional paid-in capital	17,309,785	17,233,226
Deficit accumulated during the exploration stage	(18,752,339)	(18,585,001)
Accumulated other comprehensive income (loss)	(844,805)	(923,186)
Unearned compensation	—	—

Total stockholders’ deficiency	(1,839,055)	(1,883,076)

Total	$248,907	$250,415

See Notes to Condensed Consolidated Financial Statements

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND PERIOD
FROM APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2011
(Unaudited)

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2011	2010	2011	2010	Cumulative

Revenues	$—	$—	$—	$—	$—

Operating expenses:
Exploration costs	—	23,068	—	1,780	4,004,530
Reimbursements of exploration costs	—	—	—	—	(1,549,438)
Exploration costs, net of reimbursements	—	23,068	—	1,780	2,455,092
General and administrative expenses	167,338	12,768	71,693	9,009	16,596,134
Totals	167,338	35,836	71,693	10,789	19,051,226

Operating loss	(167,338)	(35,836)	(71,693)	(10,789)	(19,051,226)

Other income (expenses)
Gain on modification of debt	—	—	—	—	1,193,910
Interest expense	—	—	—	—	(895,023)

Net loss	$(167,338)	$(35,836)	$(71,693)	$(10,789)	$(18,752,339)

Basic and diluted net loss per common share	$—	$—	$—	$—

Basic and diluted weighted average common shares Outstanding	412,886,620	401,491,830	431,521,186	401,491,830

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND PERIOD FROM APRIL 24, 2000
(DATE OF INCEPTION) TO SEPTEMBER 30, 2011

	Preferred stock		Common stock		Additional	Deficit Accumulated during the	Accumulated other comprehensive	Subscriptions receivable
					paid-in	exploration	income			Unearned
	Shares	Amount	Shares	Amount	capital	stage	(loss)	Shares	Amount	compensation	Total
Issuance of shares to founders effective as of April 24, 2000	—	$—	4,850,000	$4,850	$—	$—	—	—	$—	$—	$4,850
Issuance of shares as payment for legal services	—	—	150,000	150	3,600	—	—	—	—	—	3,750
Issuance of shares in connection with acquisition of mineral permits	—	—	2,000,000	2,000	48,000	—	—	—	—	—	50,000
Subscription for purchase of 10,000,000 shares	—	—	10,000,000	10,000	240,000	—	—	10,000,000	(250,000)	—	—
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(1,000,000)	25,000	—	25,000
Net loss	—	—	—	—	—	(713,616)	—	—	—	—	(713,616)
Balance, December 31, 2000	—	—	17,000,000	17,000	291,600	(713,616)		9,000,000	(225,000)	—	(630,016)
Proceeds from issuance of common stock	—	—	—	—	—	—	—	(9,000000)	225,000	—	225,000
Net loss	—	—	—	—	—	(1,021,190)	—	—	—	—	(1,021,190)
Balance, December 31, 2001	—	—	17,000,000	17,000	291,600	(1,734,806)		—	—	—	(1,426,206)
Proceeds from private placements of units of common stock and warrants	—	—	1,685,000	1,685	756,565	—	—	51,758	(23,291)	—	734,959
Net loss	—	—	—	—	—	(877,738)	—	—	—	—	(877,738)
Balance, December 31, 2002	—	—	18,685,000	18,685	1,048,165	(2,612,544)		51,758	(23,291)	—	(1,568,985)
Issuance of shares as payment for accounts payable	—	—	3,000,000	3,000	295,423	—	—	—	—	—	298,423
Issuance of shares as payment for services	—	—	6,715,000	6,715	1,368,235	—	—	—	—	—	1,374,950
Issuance of stock options	—	—	—	—	1,437,000	—	—	—	—	(1,437,000)	—
Issuance of shares as payment for advances from stockholders	—	—	7,500,000	7,500	767,500	—	—	—	—	—	775,000
Issuance of shares as payment for notes payable	—	—	1,810,123	1,810	124,898	—	—	—	—	—	126,708
Proceeds from issuance of common stock	—	—	6,000,000	6,000	444,000	—	—	4,000,000	(281,250)	—	168,750
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	10,050,000	10,050	292,450	—	—	—	—	—	302,500

Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	169,744	169,744
Net loss	—	—	—	—	—	(3,222,057)	—	—	—	—	(3,222,057)
Foreign currency translation adjustment	—	—	—	—	—	—	(360,900)	—	—	—	(360,900)
Total comprehensive loss ($3,582,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2003	—	—	53,760,123	53,760	5,777,671	(5,834,601)	(360,900)	4,051,758	(304,541)	(1,267,256)	(1,935,867)
Issuance of shares as payment for services	—	—	16,842,000	16,842	1,614,858	—	—	—	—	—	1,631,700
Proceeds from issuance of common stock	—	—	4,000,000	4,000	384,832	—	—	524,207	(56,754)	—	332,078
Issuance of shares as payment for accounts payable	—	—	1,400,000	1,400	138,600	—	—	—	—	—	140,000
Issuance of stock options	—	—	—	—	1,139,000	—	—	—	—	(1,139,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	31,125,000	31,125	395,125	—	—	—	—	—	426,250
Forgiveness of stock subscriptions	—	—	—	—	—	—	—	(4,575,965)	361,295	—	361,295
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	529,423	529,423
Net loss	—	—	—	—	—	(3,724,106)	—	—	—	—	(3,724,106)
Foreign currency translation adjustment	—	—	—	—	—	—	(131,269)	—	—	—	(131,269)
Total comprehensive loss ($3,855,375)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2004	—	—	107,127,123	107,127	9,450,086	(9,558,707)	(492,169)	—	—	(1,876,833)	(2,370,496)
Issuance of shares as payment for services	—	—	6,000,000	6,000	204,000	—	—	—	—	—	210,000
Proceeds from issuance of common stock	—	—	69,883,657	69,884	2,376,044	—	—	—	—	—	2,445,928
Issuance of shares as payment for accounts payable	—	—	36,481,050	36,481	1,156,386	—	—	—	—	—	1,192,867
Issuance of stock options	—	—	—	—	1,218,500	—	—	—	—	(1,218,500)	—

Proceeds from issuance of common stock in connection with exercise of stock options	—	—	28,125,000	28,125	253,125	—	—	—	—	—	281,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	889,960	889,960
Net loss	—	—	—	—	—	(3,419,547)	—	—	—	—	(3,419,547)
Foreign currency translation adjustment	—	—	—	—	—	—	(151,691)	—	—	—	(151,691)
Total comprehensive loss ($3,571,238)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2005	—	—	247,616,830	247,617	14,658,141	(12,978,254)	(643,860)	—	—	(2,205,373)	(921,729)
Issuance of shares as payment for services	—	—	46,000,000	46,000	1,334,000	—	—	—	—	—	1,380,000
Proceeds from issuance of common stock	—	—	100,000	100	3,400	—	—	—	—	—	3,500
Issuance of stock options	—	—	—	—	150,000	—	—	—	—	(150,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	11,500,000	11,500	103,500	—	—	—	—	—	115,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	1,142,674	1,142,674
Net loss	—	—	—	—	—	(3,053,173)	—	—	—	—	(3,053,173)
Foreign currency translation adjustment	—	—	—	—	—	—	(48,535)	—	—	—	(48,535)
Total comprehensive loss ($3,101,708)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2006	—	—	305,216,830	305,217	16,249,041	(16,031,427)	(692,395)	—	—	(1,212,699)	(1,382,263)
Issuance of shares as payment for services	—	—	52,000,000	52,000	416,000	—	—	—	—	—	468,000
Issuance of stock options	—	—	—	—	10,000	—	—	—	—	(10,000)	—
Proceeds from issuance of common stock in connection with exercise of stock options	—	—	1,000,000	1,000	9,000	—	—	—	—	—	10,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	784,560	784,560
Net loss	—	—	—	—	—	(1,470,562)	—	—	—	—	(1,470,562)
Foreign currency translation adjustment	—	—	—	—	—	—	(244,177)	—	—	—	(244,177)
Total comprehensive loss ($1,714,741)	—	—	—	—	—	—	—	—	—	—	—

Balance, December 31, 2007			358,216,830	358,217	16,684,041	(17,501,989)	(936,572)			(438,139)	(1,834,442)
Issuance of shares as payment for services	—	—	10,025,000	10,025	121,600	—	—	—	—	—	131,625
Issuance of shares in connection with acquisition of mineral permits	—	—	10,000,000	10,000	120,000	—	—	—	—	—	130,000
Proceeds from issuance of common stock	—	—	5,750,000	5,750	135,500	—	—	—	—	—	141,250
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	431,634	431,634
Net loss	—	—	—	—	—	(874,494)	—	—	—	—	(874,494)
Foreign currency translation adjustment	—	—	—	—	—	—	289,988	—	—	—	289,988
Total comprehensive loss ($584,506)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2008	-	$-	383,991,830	$383,992	$17,061,141	$(18,376,483)	(646,584)	-	$-	$(6,505)	$(1,584,439)
Proceeds from issuance of common stock	—	—	17,500,000	17,500	157,500	—	—	—	—	—	175,000
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	6,505	6,505
Net loss	—	—	—	—	—	(114,341)	—	—	—	—	(114,341)
Foreign currency translation adjustment	—	—	—	—	—	—	(193,909)	—	—	—	(193,909)
Total comprehensive loss ($308,237)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2009	-	$-	401,491,830	$401,492	$17,218,641	$(18,490,824)	(840,493)	-	$-	$-	$(1,711,184)
Redemption of common stock	—	—	(23,060,000)	(23,060)	(6,940)	—	—	—	—	—	(30,000)
Proceeds from issuance of common stock	—	—	13,453,077	13,453	21,525	—	—	—	—	—	34,978
Net loss	—	—	—	—	—	(94,177)	—	—	—	—	(94,177)
Foreign currency translation adjustment	—	—	—	—	—	—	(82,693)	—	—	—	(82,693)
Total comprehensive loss ($176,870)	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2010	—	$—	391,884,907	$391,885	$17,233,226	$(18,585,001)	$(923,186)	—	$—	$—	$(1,883,076)
Issuance of shares as payment for services	—	—	22,500,000	22,500	40,500	—	—	—	—	—	63,000
Proceeds from issuance of common stock	—	—	33,918,888	33,919	36,059	—	—	—	—	—	69,978
Net loss	—	—	—	—	—	(167,338)	—	—	—	—	(167,338)
Foreign currency translation adjustment	—	—	—	—	—	—	78,381	—	—	—	78,381
Total comprehensive loss ($88,957)	—	—	—	—	—	—	—	—	—	—	—
Balance, Sept. 30, 2011	—	$—	448,303,795	$448,304	$17,309,785	$(18,752,339)	$(844,805)	—	$—	$—	$(1,839,055)

See Notes to Condensed Consolidated Financial Statements.

DIAMOND DISCOVERIES INTERNATIONAL CORP.
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND PERIOD FROM
APRIL 24, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2011
(Unaudited)

	Nine Months Ended Sept. 30,
	2011	2010	Cumulative

Operating activities:
Net loss	$(167,338)	$(35,836)	$(18,752,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of services paid through issuance of common stock	63,000	—	5,267,875
Amortization of unearned compensation	—	—	3,954,500
Amortization of discount on note payable	—	—	45,107
Forgiveness of stock subscription	—	—	361,295
Gain on modification of debt	—	—	(1,193,910)
Cost of mineral permits paid through issuance of common stock	—	—	50,000
Loss on disposal of property and equipment	—	—	74,680
Depreciation	—	—	171,953
Changes in operating assets and liabilities –
Other assets	—	—	(34,133)
Accounts payable	(5,300)	—	2,926,363
Accrued expenses	10,000	(5,000)	10,000
Net cash used in operating activities	(99,638)	(40,836)	(7,118,609)

Investing activities
Purchases of property and equipment	—	—	(252,733)
Acquisition of Caribou property	—	—	(75,000)
Proceeds from sale of property and equipment	—	—	10,000
Net cash used in investing activities	—	—	(317,733)

Financing activities:
Advances from stockholders, net	48,962	37,166	1,828,295
Proceeds from issuance of notes payable, net of payments	(15,000)	—	212,729
Proceeds from issuance of common stock	69,978	—	5,436,421
Net cash provided by financing activities	103,940	37,166	7,447,445

Net increase (decrease) in cash	4,302	(3,670)	11,103

Cash, beginning of period	6,801	5,533	—

Cash, end of period	$11,103	$1,863	$11,103

Supplemental information
Cash paid for
Interest	$—	$—	$895,023
Income taxes	$—	$—	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2011, its results of operations for the nine and three months ended September 30, 2011 and 2010, its changes in stockholders’ deficit for the nine months ended September 30, 2011, its cash flows for the nine months ended September 30, 2011 and 2010 and the related cumulative amounts for the period from April 24, 2000 (date of inception) to September 30, 2011. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2010 and 2009 and the notes thereto (the “Audited Financial Statements”) and the other information included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2010 that was previously filed with the SEC.

The results of operations for the nine and three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Other than contracting with third parties to conduct exploration and gather data on its behalf, the Company had not conducted any operations or generated any revenues as of September 30, 2011. Accordingly, it is considered an “exploration stage company” for accounting purposes.  In addition to exploration costs, the Company incurs general and administrative expenses which consist primarily of professional fees relating to corporate filings and consulting and other expenses incurred in operating our business.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, in addition to not generating any revenues, the Company had a working capital deficit of approximately $2,077,000 and a stockholders’ deficit of approximately $1,839,000 as of September 30, 2011. Management believes that the Company will not generate any revenues during the twelve month period subsequent to September 30, 2011 in which it will be gathering and evaluating data related to the Caribou Property. Since its inception, the Company has received total consideration of $7,447,445 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock.  Management believes that the Company will still need total additional financing of approximately $500,000 to $1,000,000 to continue to operate as planned during the twelve month period subsequent to September 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need to continue to operate through at least September 30, 2012 or that, ultimately, it will be able to generate any profitable commercial mining operations. If the Company is unable to obtain the required financing, it may have to curtail or terminate its operations and liquidate its remaining assets and liabilities.

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

The Company files a tax return claiming the refundable tax credit.  However, the Quebec government subjects the return to a review process which may result in a substantial adjustment to the initial claimed credit prior to issuing an assessment of the refundable tax credit.  Due to the uncertainty of the amount approved by the Quebec government, the Company’s policy is to record the refundable tax credit at such time that it has been notified by the Quebec government of an assessment.  During the nine and three months ended September 30, 2011 and 2010, the Company did not receive any refunds under the program.

Net earnings (loss) per share:

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings per Share”.  Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period. Since the Company incurred losses for all periods presented, shares issuable upon exercise of options and warrants are antidulitive. Accordingly basic and diluted earnings per share are the same.

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

The Company recorded a loss of $167,338 and $35,836 during the nine months ended September 30, 2011 and 2010, respectively.  During the nine months ended September 30, 2011 and 2010, the Company recorded a net foreign currency translation adjustment of $78,381 and $(31,177), respectively, in its interest in the Caribou Property and operations reflecting a strengthening of the Canadian dollar against the U. S. dollar which is included in accumulated other comprehensive income (loss).

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

Note 4 – Advances from stockholders:

Advances from stockholders of $366,606 at September 30, 2011 were non-interest bearing and due on demand.

Note 5 – Income taxes:

As of September 30, 2011, the Company had net operating loss carry forwards of approximately $19,597,000 available to reduce future Federal taxable income which will expire through 2026. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carry forwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $7,839,000 attributable to the potential benefits from the utilization of those net operating loss carry forwards by an equivalent valuation allowance as of September 30, 2011.

The Company had also offset the potential benefits from net operating loss carry forwards by an equivalent valuation allowance as of December 31, 2010. As a result of the increases (decrease) in the valuation allowance of approximately ($22,000) and $36,000 in the nine and three months ended September 30, 2011, respectively, and $27,000 and $24,000 in the nine and three months ended September 30, 2010, respectively, and $7,839,000 in the period from April 24, 2000 to September 30, 2011, the Company did not recognize any credits for income taxes in the accompanying condensed statements of operations to offset its pre-tax losses in any of those periods.

Management periodically evaluates tax reporting methods to determine if any uncertain tax positions exist that would require the establishment of a loss contingency.  A loss contingency would be recognized if it were probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimates and management’s judgment with respect to the likely outcome of each uncertain tax position.  The amount that is ultimately incurred for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized.  Management has determined that no significant uncertain tax positions existed as of September 30, 2011 and December 31, 2010.

Note 6 – Stockholders’ deficiency:

Preferred stock

As of September 30, 2011, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. No shares of preferred stock had been issued by the Company as of September 30, 2011.

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

In July 2011, in connection with a private placement of its common stock, the Company issued 22,388,888 shares of its common stock for $40,000. In July 2011, the Company issued 500,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $1,400 which approximated the fair value of the shares. In September 2011, the Company issued 22,000,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $61,600 which approximated the fair value of the shares.

The issuances of common stock for services and in payment of accounts payable, 8% demand notes payable, advances to stockholders and acquisitions were non-cash transactions and, accordingly, they are not reflected in the accompanying statements of cash flows for the nine months ended September 30, 2011 and 2010 and the period from April 24, 2000 (Date of Inception) to September 30, 2011.

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

In October 2007, the Company issued 1,000,000 shares of its common stock in connection with the exercise of stock options. The options had an aggregate fair market value of $10,000 at the date of issuance as determined based on the Black-Scholes options-pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by $10,000 to record the fair value of the options

There were no options granted during the nine months ended September 30, 2011.

The Company recorded a charge of $0 and $0 to compensation expense to amortize unearned compensation for the nine and three months ended September 30, 2011, respectively, and $0 and $0 to compensation expense to amortize unearned compensation for the nine and three months ended September 30, 2010.

The following table summarizes information with respect to options granted under the 2005 Plan, 2004 Plan and the 2003 Plan as of and for the three months ended September 30, 2011 and 2010.

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

For the nine and three months ended September 30, 2011 and 2010 and the period from April 24, 2000 (date of inception) to September 30, 2011, we incurred $0, $0, $23,068, $1,780 and $2,455,092 in exploration costs, net of reimbursements, and $167,338, $71,693, $12,768, $9,009 and $16,596,134 in general and administrative expenses, respectively. General and administrative expenses consisted primarily of professional fees related to our corporate filings and consulting and other expenses incurred in operating our business. We incurred a net loss of approximately $167,000 or $0 per share based on 412,886,620 weighted average shares outstanding for the nine months ended September 30, 2011 and a net loss of approximately $72,000 or $0 per share based on 431,521,186 weighted average shares outstanding for the three months ended September 30, 2011compared to a net loss of approximately $36,000 or $0 per share based on 401,491,830 weighted average shares outstanding for the nine months ended September 30, 2010 and a net loss of approximately $11,000 or $0 per share based on 401,491,830 weighted average shares outstanding for the three months ended September 30, 2010.

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

Cash Flow and Capital Resources

Through September 30, 2011, we have relied on the total consideration of $7,447,445 as a result of proceeds from shareholder advances, the issuance of notes payable and the sales of common stock to support our limited operations. As of September 30, 2011, we had a cash balance of $11,103.

We plan to seek additional equity or debt financing of up to $1,000,000 which we plan to use for the next phase of our exploration program to be conducted through the next twelve months, as well as working capital purposes. We currently have limited sources of capital, including the public and private placement of equity securities and the possibility of issuance of debt securities to our stockholders. With virtually no assets, the availability of funds from traditional sources of debt will be limited, and will almost certainly involve pledges of assets or guarantees by officers, directors and stockholders.  Stockholders have advanced funds to us in the past, but we cannot assure you that they will be a source of funds in the future. If we do not get sufficient financing, we may not be able to continue as a going concern and we may have to curtail or terminate our operations and liquidate our business (see Note 1 to financial statements).

Plan of Operation

Our business plan for the next year will consist of further exploration on the properties over which we hold the mineral exploration permits as well as preliminary marketing efforts.

We estimate that it will require approximately $500,000 to $1,000,000 to conduct an exploration program on the Caribou property over the next twelve months. This amount will be used to pay for continued drilling of identified targets, prospecting and geological mapping, helicopter and airplane support, lodging and food for workers, pick-up truck rentals, assays, property taxes to the Quebec Department of Natural Resources and supervision.  If we continue with the exploration of the Caribou property, we plan to raise $500,000 to $1,000,000 through one or more private offerings pursuant to Rule 506 or Regulation D or through an offshore offering pursuant to Regulation S; however, nothing in this quarterly report shall constitute an offer of any securities for sale. Such shares when sold will not have been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If we are unable to raise this amount, we will most likely cease all activity related to our exploration program, or at the very least, proceed on a reduced scale. We have to date relied on a small number of investors to provide us with financing for the commencement of our exploration program, including TVP Capital Corp., a principal stockholder. Amounts owed to these individuals are payable upon demand.

We employ one individual on a part time basis, who is an executive officer. We do not expect any significant changes in the number of employees within the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Antonio Sciacca. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective. In making this evaluation, the Chief Executive Officer considered, among other things, the material weakness in our internal control over financial reporting described below.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that, as of September 30, 2011, the Company did not maintain effective internal controls over financial reporting due to our limited number of employees which resulted in our inability to effectively segregate all conflicting duties.

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

There was no change in our internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2011, in connection with a private placement of its common stock, the Company issued 22,388,888 shares of its common stock for $40,000 which was used for general working capital purposes. In July 2011, the Company issued 500,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $1,400 which approximated the fair value of the shares. In September 2011, the Company issued 22,000,000 shares of its common stock in exchange for services performed by various consultants and recorded a charge to general and administrative expenses of $61,600 which approximated the fair value of the shares.

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

Dated: November 21, 2011	By:	/s/ Antonio Sciacca
Antonio Sciacca,
Chief Executive Officer and Director